Form 10-Q
period 2014-06-30
Stream Flow Media, Inc.
filed 2014-08-18
CIK 1593470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-194482

              Stream Flow Media, Inc.

 (Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	46-3073820 (I.R.S. Employer Identification Number)

           16019 Raptor Ct., Charlotte, NC  28278

 (Address of principal executive offices)

            Tel: (704) 840-5619, Fax: (503) 907-8052

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐                                                                                                        Accelerated Filer    ☐

Non-Accelerated Filer   ☐  (Do not check if a smaller reporting company)            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of August 18, 2014, was 100,250,000.

TABLE OF CONTENTS

 Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  The Registrant’s plans and objectives are based, in part, on assumptions involving it continuing as a going concern and executing on its stated business plan and objectives.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant.  Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

As used in this Quarterly Report, the terms "we", "us", "our", "Stream Flow", “Registrant”, and “Issuer” mean Stream Flow Media, Inc. unless the context clearly requires otherwise.

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

ASSETS

	6/30/14	12/31/13
Current assets:
Cash and equivalents	$1,523	$100
	1,523	100

Total assets:	$1,523	$100

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$27,075	$75
Notes payable (related party)	100	100
Deferred revenue	2,500	-
Total current liabilities	29,675	175

Total liabilities	$29,675	$175

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 100,250,000 and 100,250,000 shares issued and outstanding, respectively	100,250	100,250
Additional paid-in capital	382,760	382,755
(Deficit) accumulated during the development stage	(511,162)	(483,080)

Total stockholders’ equity (deficit)	$(28,152)	$(75)

Total liabilities and stockholders’ equity (deficit)	$1,523	$100

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended 6/30/14	For the period from 6/27/13 (inception) to 6/30/13	For the six months ended 6/30/14	For the period from 6/27/13 (inception) to 6/30/13	For the period from 6/27/13 (inception) to 6/30/14

Revenues, net	$-	$-	$-	$-	$-

Cost of revenues	-	-	-	-	-

Gross profit	-	-	-	-	-

Expenses:
General and administrative	65	-	77	-	102
Consulting fees	-	240,000	-	240,000	480,000
Accounting fees	1,000	-	3,000	-	3,000
Legal fees	25,000	-	25,000	-	25,050
Officer incentive fees	-	-	-	-	3,000
Total expenses	26,065	240,000	28,077	240,000	511,152

(Loss) from operations	(26,065)	(240,000)	(28,077)	(240,000)	(511,152)

Other income (expense)
Interest expense	(2)	-	(5)		(10)
Total other income (expense)	(2)	-	(5)	-	(10)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(26,067)	$(240,000)	$(28,082)	$(240,000)	$(511,162)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	100,250,000	79,960,000	100,250,000	79,960,000

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from June 27, 2013 (inception) to June 30, 2014

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount

Balance, June 27, 2013 (inception)	-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	60,000,000	60,000	(60,000)	-	-

Issuance of common shares to officers	250,000	250	2,750	-	3,000

Issuance of common shares to consultants	40,000,000	40,000	440,000	-	480,000

Imputed interest	-	-	5	-	5

Net (loss) for the period	-	-	-	(483,080)	(483,080)

Balance, December 31, 2013	100,250,000	$100,250	$382,755	$(483,080)	$(75)

Imputed interest	-	-	5	-	5

Net (loss) for the period	-	-	-	(28,082)	(28,082)

Balance, June 30, 2014	100,250,000	$100,250	$382,760	$(511,162)	$(28,152)

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six months ended June 30, 2014	For the period from June 27, 2013 (inception) to June 30, 2013	For the period from June 27, 2013 (inception) to June 30, 2014
Cash flows from operating activities:
Net income (loss)	$(28,082)	$(240,000)	$(511,162)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued to executive officer	-	-	3,000
Common stock issued in connection with services provided by consultants	-	240,000	480,000
Imputed interest on related party loan	5	-	10
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	27,000	-	27,075
Deferred revenue	2,500	-	2,500

Net cash provided (used) by operating activities	1,423	-	1,423

Cash flows from operating activities:
Increase in notes payable to a related party	$-	$-	$100

Net cash provided by financing activities	-	-	100

Net increase (decrease) in cash	1,423	-	1,523

Cash – beginning of period	100	-	-

Cash – end of period	$1,523	$-	$1,523

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s stock)	$-	$-	$60,000
	$-	$-	$60,000
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of June 30, 2014, Statements of Operations for the three months ended June 30, 2014, for the period from June 27, 2013 (inception) to June 30, 2013, for the six months ended June 30, 2014, for the period from June 27, 2013 (inception) to June 30, 2013, and cumulative from June 27, 2013 (Inception) to June 30, 2014, Statement of Stockholder’s (Deficit) for the cumulative period from June 27, 2013 (Inception) to June 30, 2014, and the Statements of Cash Flows for the six months ended June 30, 2014, for the period from June 27, 2013 (inception) to June 30, 2013, and cumulative from June 27, 2013 (Inception) to June 30, 2014, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2014 and its results of operations and its cash flows for the period ended June 30, 2014 and cumulative from June 27, 2013 (inception) to June 30, 2014.  The results for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.

Organization

Stream Flow Media, Inc. (“Company” or “Stream Flow”) was incorporated under the laws of the State of Colorado on June 27, 2013.  The Company amended its Articles of Incorporation on December 5, 2013 to increase its authorized capital in preparation of obtaining a listing on the OTC Bulletin Board.

Stream Flow is a development stage gaming and gamification training business focused on developing online gaming and media solutions catering specifically to customer loyalty and retention (“CL&R”) applications, including corporate training solutions.  Stream Flow utilizes proprietary technology created by its founder over the past few years to develop applications that are specifically branded towards the client’s business and unique needs.  Gregory Galanis, our President and CEO, retains full ownership of this proprietary technology but has exclusively licensed it to Stream Flow at no cost as long as Mr. Galanis is employed by Stream Flow.  Applications created using this technology and new technologies currently under development by Stream Flow may be used on mobile devices, social media networks, and web-based platforms.  In addition to developing CL&R application for its clients, Stream Flow is also developing its own gaming applications that will be marketed under its own brand.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of June 30, 2014 and for the period June 27, 2013 (inception) to June 30, 2014.

Use of Estimates

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of June 30, 2014 and December 31, 2013, the Company had no investments.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  It prioritizes the inputs into three levels that may be used to measure fair value:

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2

Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of June 30, 2014 are as follows:

	Fair Value Measurement at June 30, 2014 Using:

Description	6/30/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$1,523	$1,523	$-	$-
	$1,523	$1,523	$-	$-

Liabilities
Accounts payable	$27,075	$27,075	$-	$-
Note payable to related party	100	100
Deferred revenue	2,500	2,500	-	-
	$29,675	$29,675	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2013 are as follows:

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$100	$100	$-	$-
	$100	$100	$-	$-

Liabilities
Accounts payable	$75	$75	$-	$-
Note payable to related party	100	100	-	-
	$175	$175	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period June 27, 2013 (inception) to June 30, 2014 the Company had no dilutive financial instruments issued or outstanding.

Revenue Recognition

The Company follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, the Company recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

The Company generates revenue from two sources: (i) sales of value added features (e.g. purchase of extra lives, status symbols, or entry into competitions with tangible prizes) to its gaming applications and (ii) developing privately branded gamification applications for third party usage and licensing.  Revenue from sales of value added features is recognized at the time of the sale and revenues from developing services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable, and collectability is probable.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fiscal Year

The Company elected December 31st for its fiscal year end.

NOTE 2 – Development Stage Activities and Going Concern

The Company is in the development stage and has minimal operations, and as such has devoted most of its efforts since its inception to developing its business plan, issuing common stock, attempting to raise capital, establishing its accounting systems and other administrative functions.  Stream Flow utilizes proprietary technology created by its founder over the past few years to develop applications that are specifically branded towards the client’s business and unique needs.  Gregory Galanis, our President and CEO, retains full ownership of this proprietary technology but has exclusively licensed it to Stream Flow at no cost as long as Mr. Galanis is employed by Stream Flow.  Applications created using this technology and new technologies currently under development by Stream Flow may be used on mobile devices, social media networks, and web-based platforms.  In addition to developing CL&R application for its clients, Stream Flow is also developing its own gaming applications that will be marketed under its own brand.

While the management of the Company believes that Stream Flow will be successful in its planned operating and capital formation activities, there can be no assurance that it will be able to successfully execute on either of these or that it will be able to generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover operating costs, and as such, has incurred an operating loss since its inception.  Further, as of June 30, 2014, the Company had a total stockholders’ deficit of ($28,152).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.001 per share.

During the period June 27, 2013 (inception) to June 30, 2014 the Company issued an aggregate of 100,250,000 shares as follows:

Date of Issue	Description of Issuance	Shares Issued

6/27/13	Issuance of Founder’s Shares to founding officer and director	60,000,000
6/27/13 (*)	Issuance of common stock to consultants (non-related) for assistance with early stage development services. These shares were valued at $240,000, or $0.012 per share, based on the value of the services provided.	20,00,000
8/9/13 (*)	Issuance of common stock to Michael Etheredge for joining the Company as a Vice President and Creative Director. These shares were valued at $3,000, or $0.012 per share, based on the value of the services provided.	250,000
12/2/13 (*)	Issuance of common stock to Blue Water Global Group, Inc. (OTCBB: BLUU) for assisting with our efforts and covering all cash expenses associated with the Company’s attempt to obtain a listing on the OTC Bulletin Board. These shares were valued at $240,000, or $0.012 per share, based on the value of the services provided.	20,000,000
	Aggregate shares issued	100,250,000

(*) – These share issuances for services were issued without any type of clawback provision.  As a result the Company expensed the full value of the issuance during the fiscal year ended December 31, 2013.

As of June 30, 2014, the Company had 100,250,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 1,000,000 shares with a par value of $0.001 per share.

As of June 30, 2014, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Related Party Transactions

As of June 30, 2014, the Company operated out of office space that is being provided to us by our President and Chief Executive Officer, Gregory Galanis, free of charge.  There is no written agreement or other material terms relating to this arrangement.

On June 27, 2013 we issued 60,000,000 restricted shares of our common stock, par value $0.001, to our President and Chief Executive Officer, Gregory Galanis, as Founder’s Shares, which were recorded with a net valuation of $-0-.

On August 9, 2013 we issued 250,000 restricted shares of our common stock to Michael Etheredge for joining Stream Flow as its Vice President and Creative Director in lieu of cash.  These shares were valued at an aggregate of $3,000, or $0.012 per share, based on the value of the services provided.

On December 2, 2013 we issued 20,000,000 restricted shares of our common stock to Blue Water Global Group, Inc. in lieu of cash.  These shares were valued at an aggregate of $240,000, or $0.012 per share, based on the value of the services provided.

As of June 30, 2014, the Company had a note payable to a related party stockholder in the amount of $100.  This note is payable on demand and is non-interest bearing.  As of June 30, 2014 this note payable had accrued $10 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

NOTE 6 – Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 has not had a material impact on the Company’s financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 has not had a material impact on the Company’s financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04.  The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.  These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements.  The amendments in this update will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 has not had a material impact on the Company’s financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11.  The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users.  In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs.  Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013.  The adoption of ASU 2013-01 has not had a material impact on the Company’s financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications.  Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period.  Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.  The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements.  All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.  The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period.  This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods (interim and annual).  The amendments are effective for reporting periods beginning after December 15, 2012, for public companies.  Early adoption is permitted.  The adoption of ASU No. 2013-02 has not had a material impact on the Company’s financial position or results of operations.

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."  The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 7 – Subsequent Events

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with only limited early stage operations.  Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 11, 2014, which can be found in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2014.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Accordingly, we must raise additional cash from sources other than operations.

To meet our need for cash we are continually exploring new sources of financing, including raising funds through an ongoing registered public offering, a private placement of securities and/or loans.  If we are unable to secure additional financing, we will either have to suspend operations until we do raise the cash or cease operations entirely.

The following discussion should be read in conjunction with our financial statements and the notes thereto and the other information included in this Quarterly Report as filed with the SEC on Form 10-Q.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We remain a development stage business in the early stage of operations.  We cannot guarantee that we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns, such as increases in marketing costs, increases in administration expenditures associated with daily operations, increases in accounting and audit fees, and increases in legal fees related to filings and regulatory compliance.

To become profitable and competitive, we need to raise sufficient funds from this offering to (i) acquire new computer hardware and developer software licenses, (ii) expand into larger offices with more advanced communications systems, and (iii) commence actively marketing our products and services.  We anticipate relying on equity sales of our common stock in order to continue to fund our business operations until we are able to generate sufficient revenues to cover our operating expenses, which may never happen.  Issuances of additional shares will result in dilution to our then existing stockholders.  There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on loans from our officers, sole director or outside shareholders.  However, there are no assurances that any of these sources will provide us with any additional funds.

Currently, we do not have any arrangements for additional financing.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Overview of Our Business

We were incorporated on June 27, 2013 in the State of Colorado.  We are a development stage gaming and gamification training business focused on developing online gaming and media solutions catering specifically to customer loyalty and retention (“CL&R”) applications, including corporate training solutions.  Stream Flow utilizes proprietary technology created by its founder over the past few years to develop applications that are specifically branded towards the client’s business and unique needs.  Gregory Galanis, our President and CEO, retains full ownership of this proprietary technology but has exclusively licensed it to Stream Flow at no cost as long as Mr. Galanis is employed by Stream Flow.  Applications created using this technology and new technologies currently under development by Stream Flow may be used on mobile devices, social media networks, and web-based platforms.  In addition to developing CL&R application for its clients, Stream Flow is also developing its own gaming applications that will be marketed under its own brand.

Gaming and Gamification

Gamification is the application of game mechanics into non-game activities and processes aimed at prompting specific behaviors while simultaneously influencing and motivating diverse groups of people.  From a business perspective, gamification provides for the integration of game mechanics and dynamics into a website, online community, business application, content portal, marketing campaign, or even specific internal business processes.

Through the incorporation of gamification technologies into its business processes, a company can more deeply connect and motivate or capitalize its customers and/or employees to inspire them to participate, collaborate, and better interact in the target activity or community.  In particular, a compelling, dynamic, and sustained gamification experience can be relied upon to achieve any number of desired business goals such as:

•

Improving customer loyalty;

•

Enhancing worker productivity;

•

Driving new sales initiatives; and

•

Training employees in new business processes.

Gamification is essentially a set of rules and rewards that are used to “gamify” basic actions, processes, and control mechanisms to successfully prompt the user to undertake certain action or activity.  Through gamification a company can make an ordinary (and often times tedious) activity or process into a compelling and engaging experience for the user, thereby prompting an emotional response that encourages the user to complete a certain action, whether it is becoming a repeat customer, voluntarily providing personal demographic data, or learning a new business process.  To achieve these results Stream Flow utilizes the following game mechanics and game dynamics.

Game Mechanics

Game mechanics are essentially the building blocks used to gamify a website, process or application.  They can be used either individually or together to create a positive user experience.  Some of the various game mechanics used by Stream Flow are:

•

Reward Points.  Reward points are something people love to earn, which makes them incredible behavioral motivators.  Reward points can be earned across various platforms and in all industries.  Depending on how the system is gamified, reward points can be used as status indicators, can be used to access locked content, or “spent” on various prizes or awards.  Earning reward points can significantly impact user behavior even though the reward points themselves have no monetary value.  Simply put, people want to be rewarded and feel like they’ve gained something for nothing.

•

Levels and Badges.  Levels or badges are typically used in conjunction with reward points and can signify “elite” status or other such milestones indicating an achieved goal by the user which is perceived and envied by others.  Higher levels, such as those in frequent flyer programs, can suggest a higher level of respect and service and can be born as evidence of an accomplishment that others have not mastered or achieved, much like a scout’s merit badge.  Levels are often demarked by preset reward thresholds, so that users can automatically go up a level based on participation, commonly referred to as “leveling up”.

•

Challenges.  Challenges provide users with a predefined mission to accomplish and, once accomplished, are rewarded for doing so.  A well designed challenge provides the user with a clear goal and by achieving that goal they feel justly rewarded.  In general the challenges are based on the user successfully completing the challenge by acquiring enough reward points to meet certain levels.  Each milestone level achieved results in some form of reward to the user.

•

Virtual Goods.  In a gaming economy, users need to be able to use their reward points thereby creating an incentive to earn even more reward points.  To this effect, users can “spend” their reward points on virtual goods reflecting their own individual personalities in the online virtual community such as clothing, automobiles, weapons, etc.  Outside of a virtual online community, reward points can also be spent on tangible merchandise such as free travel, free meals, gift certificates, etc. at very little cost to the sponsoring business.

•

Leader Boards.  The most successful gaming environments usually have a high score list.  Through this high score list other users are often inspired to do more to earn more reward points and higher levels.  Plus, it is a public forum that allows users to compare themselves against their unknown competitors.  In short, leader boards can be used to track and publicly display desired actions while creating competition to drive the users to complete additional desired actions.

•

Competitions.  Competitions can encourage your users to a challenge, either singularly or against other users, to achieve a desired action.  A competition could be as simple as “buy five coffees from five separate stores within a week and get your next free coffee” or “the winner of the September frequent flyer competition gets a free round-trip to Hawaii”.  The desire to win can drive the user into the desired action.

Game Dynamics

From a psychological perspective, people in general have fundamental desires for reward, achievement, self-expression, competition, and altruism.  Successful game designers have addressed these human desires within gaming environments for years.  Gamification takes these game dynamics one step further by including them within a business website, application, service, or process in order to drive the user’s behavior by satisfying one or more of the following desires:

•

Reward.  In general people are motivated by rewards, whether the reward has monetary value or not.  Hence, a reward earned after a certain action or behavior has the intent to cause the user to repeat that same action or behavior again.  Through gamification, user actions or behaviors – even the most tedious and undesirable – can be targeted and achieved through various game mechanisms.  As a result of the reward and promise of future rewards, the user is more likely to perform the same desired action or behavior again and again, regardless of how tedious or undesirable it may be to perform.

•

Instant Gratification.  Immediate feedback and response to user actions can encourage the user to continue or adjust their activities to pursue a higher level or more reward points, thereby driving the user to continue performing the desired action or behavior.

•

Status.  Most people have a strong desire for status, recognition, fame, prestige, attention, and the respect of others – and are often times jealous of those who have achieved it.  All of the underlying elements of game mechanics cater to these desires, particularly through levels and achieving “elite” type status.

•

Achievement.  Many people are motivated by a need to achieve and, ultimately, win.  Users can be motivated through challenges and goals that require them to accomplish something through prolonged and repeated efforts.  Upon reaching their goal, the user is rewarded by being granted the status and public recognition of their achievements.

•

Onboarding.  When faced with something new and potentially daunting many people will either quit or lose interest quickly.  Onboarding provides an engaging and compelling method to learn or tackle a new task.  Gamification teaches the user by doing; the larger goal or task is broken into its smaller goals or tasks, which are more easily mastered by the user, thereby keeping them encouraged to continue pursuing the desired action or behavior.

•

Self-Expression.  People naturally seek out opportunities to express their individuality and uniqueness, whether it is showing off their sense of style, identity, personality or group affiliation.  The use of virtual goods can enable a user to fulfill this desire, whether the virtual goods are obtained through reward points, received as gifts, or purchased directly; the user’s virtual avatar can act as a focal point for expression.

•

Competition.  At heart most people are competitors and can be motivated through competition.  Higher levels of individual performance can often be achieved in a competitive environment where the winner is rewarded.  People can gain satisfaction by comparing their individual performance against that of others.  While all aspects of game mechanics provide varying degrees of competition, the use of a leader board fuels elevated levels of competition.  Most gaming environments provide a “top ten” list and publicly display new levels achieved, rewards earned, and challenges met; users in general can be motivated to greater extents to undertake the desired action or behavior.

•

Altruism.  Giving gifts is a strong motivator and retention device in a community where people seek to foster and maintain relationships.  Because all gifts are not created equal, motivated gift givers will seek out more valuable forms of expression, either through money or time spent earning or creating the gift.  Through gamification, receiving a gift from someone pulls you further into the game and incentivizes you to send gifts to your friends, thereby creating a never ending loop of bigger and bigger gift giving.  This element of altruism can act as a powerful retention device.

Gamification for Business

Engagement builds lasting relationships, propels business objectives, and drives overall business success.  When people participate and engage they learn about the underlying business, its products, its services, and get to know the brand.  From there they are apt to introduce the business and its products to friends, family and other associates.  Through engagement they become customers and, more importantly, repeat customers.  Regardless of the industry, repeat customers are the backbone to any business.  Gamification can drive participation and engagement of any kind.  The following examples are just a few:

•

Watching videos;

•

Listening to audio;

•

Viewing photographs;

•

Opting in to e-mail communications;

•

Creating website content;

•

Answering demographic questions;

•

Purchase a product or service;

•

Taking voluntary quizzes;

•

Providing and searching for information;

•

Sharing personal information;

•

Rating products or services;

•

Reading articles and content;

•

Voting on content provided by other users;

•

Participating in ongoing discussions and dialogues;

•

Learning a new skill;

•

Visiting affiliated websites; and

•

Participating in voting polls.

Driving Game Participation

Gamification is all about statistics and their application.  By capturing statistics, sharing standings, and rewarding desired accomplishments, gamification can be used to drive continuous and extended participation in the desired action or behavior.  Even though users may lose their initial excitement to the game (or activity), each subsequent foray becomes an entry into a larger gaming world that creates a new level of desire to make return visits with the purpose of achieving new goals and higher levels.

For example, if the same two people play same game against each other every day for a week – any game – it will quickly grow boring.  However, if they were to capture and display the statistics of the game play such as how many times each person won, how many dollars or points each had won on winning hands/games, which hands/events were the most profitable, and so forth then the overall experience would be enhanced significantly and the next round would become more interesting.  Thus, through the collection and use of statistics it is possible to create an entirely new level of experience and prompt users to continue pursuing the desired action and behavior.

The Potential for Gamification

Because at its core gamification is a method for influencing and motivating the behavior of the user, whether the user is a customer, employee, student, patient, or so on, it can be successfully utilized and implemented by any business in any industry.  Wherever people are involved, particularly people that need to be motivated to perform a certain action or behavior, gamification can be used to motivate or incentivize the desired actions or behaviors.  Such real world practical applications include, among others:

•

Sales personnel and channel partners can be incentivized to grow revenues and focus on higher margin product mixes via competition and other challenges;

•

Customers can be challenged to purchase an higher value fare, stay a night longer than needed, or buy a more expensive product to the reward points necessary to reach the next level;

•

Employees can be motivated to pursue additional training initiatives that result in enhanced knowledge that makes them more valuable to the business;

•

Patients and health insurance customers can be incentivized to adopt and maintain healthier lifestyle choices that can lead to extended lives and reduced healthcare costs; and

•

Call centers and customer support organizations can be motivated to deliver superior customer service and customer experiences through improved wait times, customer feedback mechanisms, and other critical statistical metrics.

The Three Tier Approach

Stream Flow is a gaming and gamification company taking a three tiered approach to our industry.  We believe in making our products fun, educational and, ultimately, a little addictive with the end result making the user want to come back again and again to pursue the desired action or behavior.  The three tiers to Stream Flow’s business model are:

•

Private Label Games;

•

CL&R Games; and

•

Gamification Training.

Private Label Games.  These are games Stream Flow will provide directly to the user, whether through download from various App stores (e.g. iTunes, Google Play, etc.), Facebook, or PC download.  The result is more ways to play.  For the user more ways to play translates into more chances to achieve the desired goal or win.  Since these games will be free to download, anyone can play them at any time.

Customer Loyalty and Retention (“CL&R”) Games.  CL&R games are privately branded and licensed products we will develop for third-party businesses.  These games will also be free to users and available on a variety of platforms, depending on the client’s needs and budget.  Each will be branded specifically for the client which will pay Stream Flow either an ongoing royalty or a one-time license and development fee.  For example, if the client operated coffee shops they might request us to build a game where users would have to guess the ingredients in their drinks.  For each correct answer the user would receive points.  The more points the user received, the higher up the leader board they rank.  At the end of the week, the highest scoring player might get a free cup of coffee or a free gift card.

Gamification Training.  Gamification training utilizes the encouragement and reward aspects of game mechanics and game dynamics to promote employees to achieve certain desired goals.  For example, if the coffee shop in the example above wanted to teach the barista the recipes to make drinks Stream Flow could gamify that task.  The barista could “play” her way to learning the ingredients in the drinks, thereby turning a tedious and difficult task into something fun and rewarding.  As an employee, the barista has more confidence in her job because she’s already proven to herself that she knows what goes in the various drinks and the business wins because it significantly reduces, if not eliminates, the cost of having a manager or trainer spending days training the barista on how to make the different drinks.  In the end it is a win-win situation for everyone involved with improved employee morale and retention, enhanced overall productivity and reduced waste, and higher margins for the underlying business.

How Stream Flow Brings Gamification and Technology Together

Stream Flow was founded after a significant amount of research was completed pertaining to the formation and proposed execution of its business model.  It is the opinion of Stream Flow’s management that Stream Flow’s approach in combining mobile smart phone game mechanics with customer loyalty and retention campaigns is unique and marketable to any company that strives to capture and retain the attention of their current and future customers.

Mobile gaming applications being developed for smart phone users are an everyday way of life for a significant number of people, of all age groups, worldwide.  Having an inherently addictive component built into each of the popular games, such as Temple Run and Bejewelled, makes these applications even more attractive.

Stream Flow’s business model of combining mobile game development with a prospective customer brand, allows us to maximize the value of the recurring customer interaction strategy built into our business plan.  We envision users of our applications logging into the games through their smart phones and playing the games in exchange for earning points based on their performance.  Throughout their entire game play session, the user would be presented with branded merchandise or services which our customer wants to promote.

In essence, the purpose to the game would be to attract customers to play the game, to earn and collect points, which can then be redeemed for in store prizes and giveaways specific to that brand.  By combining the repetitive nature of gaming with customer loyalty, it is our belief that the relationship between our customer and their clients can be maximized significantly over a much longer period of time.

Research has shown that the more familiar a customer is with a brand, the more loyal they become to it.  Stream Flow’s business plan promotes this strategy, and will integrate these mechanics into all its third party development engagements and in-house applications.

Products and Services

Stream Flow develops gaming products across multiple platforms, including:

•

Mobile (Apple’s iOS and Google’s Android);

•

Social Media (Facebook and Google+); and

•

PC (downloadable and browser based).

The following is a list of products and services that Stream Flow is currently marketing to prospective customers.  Each product and service ties into Stream Flow’s objective of maximizing the value of a brand by implementing gamified applications to promote customer loyalty and retention.

Product	Description

StreamPlay is an online casual gaming web portal developed and operated by Stream Flow.  It is currently in beta testing.  Users are able to log in, register for a free account, and play up to five different games during a 24 hour period.  Presently all of the games available through StreamPlay can be played using any web browser.  Future versions of StreamPlay will include being able to play each of the games on a mobile smart phone.  In addition to playing the games, users can invite their friends to join through social media accounts to compete for points.  Users can play each of the games and collect points each time they win.  At the end of the week, StreamPlay announces the top point earner, and posts the results on a leaderboard.  Future versions of StreamPlay will include real-time leaderboards and allow users to upgrade to a premium account that will cost a nominal monthly membership fee, but will allow users to compete for prizes and giveaways, based on their game play performance.  Sources of revenue from StreamPlay will be derived from in-game advertising and sponsorship based promotions, as well as premium monthly membership fees once that feature is implemented.  StreamPlay is currently being marketed online through zero-cost venues, such as social media invitations on Facebook and Twitter.

StreamPlay can be found online at:

http://games.streamflowmedia.com/

Service	Description

An engaging and compelling way to learn.  StreamFlow Engage trains users to learn as they play.  Users learn by doing; simple missions help new users become engaged immediately as they master basic tasks, rather than being stumped by an unfamiliar interface or a detailed manual.  In the retail environment, this promotes brand recognition and further engagement by the end-user.

StreamFlow Social raises the stakes for accomplishing a goal by showing users how they compare to others, as individuals or in teams.  StreamFlow Social encourages competition with time-based, team and individualized leaderboards, and helps users by encouraging them to ask, “Where do I rank?” or “How can I overtake my closest competitor?”

StreamFlow Connect allows users in a group to accomplish larger tasks, to drive competition and to encourage knowledge sharing.  StreamFlow Connect shows team members how they are contributing to the group’s success and builds upon the psychological theory that no one wants to let down their team members and/or friends, even if they are only “virtual friends or teammates.”

Short- or long-term missions or challenges give users a purpose for interaction while educating them about what is valued and possible within the experience.  StreamFlow Boost reinforces brand awareness and encourages returning customers to share their experiences with potential future customers.

Evidence of accomplishments or mastery of a skill is especially meaningful within a community that understands its value and underlying meaning.  StreamFlow Energize is used to identify skills and expertise within a group while providing the end-user a sense of accomplishment and pride.

In-House Games Under Development

The following is a list of games that Stream Flow is currently developing as “in-house” games.  The following two titles are owned exclusively by Stream Flow and will be marketed independently of our other products and services listed above.  Both game titles are currently under development and slated for release later in the Summer of 2014.  Stream Flow estimates it needs approximately $50,000 to complete the development and launch a marketing campaign for both of these games.

In-House Games (In Development)	Description

Zookerd is being developed as a first-person “racer” simulation that allows users to collect tokens as their character weaves through obstacles that intensify in speed and difficulty.  Users will have the ability to upgrade their characters’ abilities by purchasing life lines, boosts in energy or tools to assist them in their game-play.  Zookerd will be free to download and play, but upgrades will cost users a small fee.  Zookerd will be available for download through Apple’s AppStore and Google Play for Android based mobile devices.

Pummel is being developed as a “falling block” simulation allowing users to match identical colored objects as they fall into the users’ game screen.  Randomly generated objects will increase and decrease in rate of speed and position as the user attempts to place them in strategic position.  The more objects placed in the right order, the more points a user collects.  The objective of Pummel will be to accumulate the most points, and therefore rank highest on the leaderboard.  Competitive community game-play is the key objective to Pummel.  Future add-ons will include the ability to compete in a “premium” prize-based leaderboards in which payment will be required.  Pummel will be free to download until a significant user base has been retained.  The “premium” leaderboard functionality will be introduced at that time, and is how the game itself will generate revenue for Stream Flow.  Pummel will be available for download through Apple’s AppStore and Google Play for Android based mobile devices.

Competition

We face formidable competition in every aspect of our business.  The success or failure of our business will depend largely upon the ability of our management to create fun and exciting new products while attracting a sufficient number of new clients which will allow us to generate sufficient revenues to become profitable.

We will be competing against better established competitors with substantially greater financial resources and a longer history of operations.  Our competitors’ resources and market presence may provide them with advantages in marketing, purchasing and negotiating leverage.  Some of our competitors include:

•

Blizzard Entertainment, Inc., a division of Activision Blizzard, Inc. (NASDAQ: ATVI);

•

Electronic Arts, Inc. (NASDAQ: EA);

•

Bunchball, Inc. (www.bunchball.com);

•

Mindspace, Inc. (www.mindspace.net); and

•

Badgeville, Inc. (www.badgeville.com).

In addition to the competitors listed above, we will be competing with other competitors presently not known to us or, possibly, not even formed yet.

How Stream Flow is Different From Its Competitors

Most game development companies that exist in the marketplace today focus their efforts on developing applications that they market exclusively under their own label.  The capital they spend on developing an application and marketing it, in some instances, runs into the multi-million dollar arena.

Our business model differs from this completely.  Our approach to development is geared more towards white-label development services, in which we develop mobile games for smart phones on behalf of customers who have no ability to complete this task in-house.  In addition, our business model is structured to combine customer loyalty, retention and engagement with mobile gaming.

To our best knowledge, no other company has combined these two areas into one package.  It is our belief that Stream Flow’s approach to developing mobile gaming applications that promote recurring customer interaction with a targeted brand is an innovative approach which companies would use to maximize the value of their existing marketing campaigns.

As this area of our business matures, and revenues have been maximized to allow us to build more of our own in-house gaming applications, our business model will still differ from those of existing competitors.  Instead of focusing on one-off application development that depends on users purchasing the game in order to play it, Stream Flow’s business model will revolve around allowing users to download and play the game for free.  The game will allow for premium memberships to be purchased that will allow those users to access the premium leaderboards in which prizes and giveaways will be awarded to top point earners.

By implementing this approach, we believe that a significant number of users can be attracted to play the game, and can be transitioned into paying monthly membership customers over a shorter period of time.  With the advent of social media becoming so relevant in today’s society, people of all age groups connect and interact through these venues.  We anticipate our users will invite their friends and family to join them in playing the games that we develop.

Given the competitive nature of the games we intend to develop, and the potential for rewards to be earned through performance based game play, we anticipate a large number of users to join as members.

We believe that our industry is growing fast enough that we will be able to compete successfully against our competitors with our existing products and services.  However, it is important to note that the technology marketplace in general is always evolving and expanding with new competitors continuously innovating better technologies that could eventually outperform our then offered products and services or, worse, possibly render them obsolete.

Plan of Operation

We were incorporated on June 27, 2013 in the State of Colorado.  We are a development stage gaming and gamification training business focused on developing online gaming and media solutions catering specifically to customer loyalty and retention (“CL&R”) applications, including corporate training solutions.  Stream Flow utilizes proprietary technology created by its founder over the past few years to develop applications that are specifically branded towards the client’s business and unique needs.  Gregory Galanis, our President and CEO, retains full ownership of this proprietary technology but has exclusively licensed it to Stream Flow at no cost as long as Mr. Galanis is employed by Stream Flow.  Applications created using this technology and new technologies currently under development by Stream Flow may be used on mobile devices, social media networks, and web-based platforms.  In addition to developing CL&R application for its clients, Stream Flow is also developing its own gaming applications that will be marketed under its own brand.

It is important to note that we are a development stage business.  As of the date of this prospectus, we had nominal assets and early stage business activities.  Our business plan, which is outlined in this prospectus, is something we are in the process of pursuing.  No assurances can be given that we will ever be able to fully implement this business plan or, if fully implemented, it will be successful.

The projected costs and other related expenses in our business plan are estimates made by our management and our actual costs may differ significantly.

In addition to the foregoing, and unless otherwise noted, all of the cost estimates and forecasts throughout this prospectus and business plan are mere estimates made by our management.  Our actual costs related to developing and operating our business may differ significantly from our estimates contained in our business plan, which could have a negative impact on our overall business, cause our business to fail, and result in you losing all of your investment.

Proprietary Technology

Over the course of the past few years Gregory Galanis, our President and CEO, independently created the proprietary technology currently used by Stream Flow to develop its products and services.  Through a Technology Licensing Agreement Mr. Galanis allows Stream Flow the exclusive use of and rights to this technology to develop its products and services.

Under the terms of this Technology Licensing Agreement, Stream Flow may create and sell (or give away) an unlimited number of products and services based on this technology at no cost to Stream Flow.  However, Stream Flow cannot sell, assign, rent, lease, or in any way transfer this license or its underlying technology to any third-party.  It is for use by Stream Flow exclusively as long as Mr. Galanis remains an employee of Stream Flow and both parties agree to continue using the technology in Stream Flow products and services.  Mr. Galanis retains all rights and ownership of this technology and can terminate this Technology Licensing Agreement at any time without recourse.

Additionally, the other technology (software and hardware) currently utilized by Stream Flow to develop its products and services also belongs to Mr. Galanis personally.  Should Mr. Galanis no longer remain involved with Stream Flow, then Stream Flow would lose its ability to create new products and services since Mr. Galanis controls and owns all of the technology presently used by Stream Flow to develop its products and services.  In such an event Stream Flow would be dealt a significant setback and would most likely not be able to affordably replace or replicate the technology owned and licensed by Mr. Galanis and could force us to go out of business whereby you would lose your entire investment.

Proposed 12-Month Milestones

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  Our initial baseline budget is based on receiving financing of at least $125,000 executing on the following milestones.  Presently we do not have any source of financing available to us and are continuing to explore various methods and sources of financing.  Upon securing sufficient financing we plan to complete the following proposed milestones:

Months 0-4 ($50,000)

•

Secure office space sufficient for up to four full-time employees;

•

Install fiber-optic and VoIP (Voice Over IP);

•

Hardware purchase and installation;

•

Acquire Unity 3D software license; and

•

Acquire 3D Studio Max software license.

Months 4-8 ($40,000)

•

First game title complete;

•

Begin publishing to App Store and Google Play;

•

Commence online marketing campaign to promote first game title;

•

Beta test second game title; and

•

Hire an additional Unity developer.

Months 8-12 ($35,000)

•

Complete development of second game title, and hire an additional Unity programmer;

•

Publish new game title to App Store and Google Play; and

•

Commence marketing campaign of new game title.

Breakdown of Proposed Milestone Capital Expenditures

Description	Amount ($)

Office Lease	$15,000
Communications (Internet, phone, etc.)	12,000
Computer Hardware	20,000
Software Licenses	15,000
Product Development	50,000
Sales and Marketing	13,000
$125,000

Note: The amounts allocated to each of the milestones above are subject to change without notice.  Our planned milestones are based on our management’s estimated amount of time to complete each milestone once we have secured adequate financing to begin working towards achieving these milestones.  Any estimated amounts not expended completely in each of the milestones above will be held in reserve as working capital and subject to reallocation as required for ongoing operations.

Long-Term Plan (5 Years)

Building upon the projected milestones above, our longer term vision is built around a disciplined growth strategy to achieve the following long-term projected budgets and goals:

Year 2 ($500,000)

•

Secure larger office space;

•

Hire additional Unity developers and graphic designers;

•

Develop third game title;

•

Publish new game title to App Store and Google Play; and

•

Commence marketing campaign to generate awareness of the new game.

Description (Year 2 Capital Expenditures)	Amount ($)

Office Lease	$45,000
Communications (Internet, phone, etc.)	20,000
Engineering Staff	150,000
Graphic Design and Animation Staff	125,000
Computer Hardware	40,000
Software Licenses	20,000
Sales and Marketing	100,000
$500,000

Year 3 ($1,500,000)

•

Secure Xbox and PlayStation publishing rights;

•

Hire additional developers to begin the development of fourth game title;

•

Upgrade our Unity license to include cross-platform publishing for Xbox and PlayStation;

•

Complete development of fourth game title; and

•

Initiate a marketing campaign to include television sponsorship advertisements on mainstream networks to promote the game.

Description (Year 3 Capital Expenditures)	Amount ($)

Office Lease	$45,000
Communications (Internet, phone, etc.)	45,000
Engineering Staff	500,000
Graphic Design and Animation Staff	375,000
Computer Hardware	120,000
Software Licenses	65,000
Sales and Marketing	350,000
$1,500,000

Year 4 ($1,500,000)

•

Hire additional developers;

•

Develop a fifth game title;

•

Purchase additional licenses and game development assets from Unity; and

•

Complete development of fifth game title and initiate a marketing campaign to include television sponsorship advertisements on mainstream networks to promote the game.

Description (Year 4 Capital Expenditures)	Amount ($)

Office Lease	$45,000
Communications (Internet, phone, etc.)	45,000
Engineering Staff	500,000
Graphic Design and Animation Staff	375,000
Computer Hardware	120,000
Software Licenses	65,000
Sales and Marketing	350,000
$1,500,000

Year 5 ($1,500,000)

•

Hire additional developers;

•

Develop a sixth game title;

•

Commence a marketing campaign to include television sponsorship advertisements on mainstream networks to promote the game;

•

Launch of the Stream Flow Developer Network (SFDN), an alliance between the company and third party game developers from around the world, which would act as a platform to allow indie game developers to publish games they have created on our network and to earn a percentage of the sales their games generate.

Description (Year 5 Capital Expenditures)	Amount ($)

Office Lease	$45,000
Communications (Internet, phone, etc.)	45,000
Engineering Staff	500,000
Graphic Design and Animation Staff	375,000
Computer Hardware	120,000
Software Licenses	65,000
Sales and Marketing	350,000
$1,500,000

Sales and Marketing

Sales of Stream Flow products and services will be facilitated through direct marketing methods to corporate clients and general marketing methods for Stream Flow branded products and services.

Direct Marketing

We intend to use a direct marketing model to attract corporate clients.  Initially we anticipate that our first corporate clients will be secured through our current management by utilizing their existing network of clients, friends and business associates.  We began marketing to these contacts during the last quarter of the fiscal year ended December 31, 2013.

New sales leads will be generated from cold-calling, telemarketing to specific market segments, trade shows, and personal introductions and referrals.  Initial contact with a new sales lead will include an introduction to the management team, an overview of Stream Flow’s background and capabilities, and detailed discussions of products and services we offer, including a demonstration of the existing (mock and/or live) demonstration model as well as a customized sales presentation geared towards the prospect’s market segment and corporate needs.

Follow-up and qualification will take place once a determination of the prospect’s need(s) have been established (e.g. CL&R or employee training).  At which time a member of the sales team will have a follow up meeting with the prospect again to show them a mock-up demonstration and negotiate pricing, which is anticipated to range from $10,000 to $100,000 or more, depending on the complexity of the final product and service being offered.

General Marketing

We intend to use a more general approach to marketing for our own internally developed games and products.  This will include making the games available on a variety of application distribution channels, including Apple’s iTunes and Google Play.  Stream Flow will also utilize social network and media websites (e.g. Facebook, Google+, etc.), pay-per-click advertising and traditional marketing avenues (e.g. print, radio, and, possibly, television), for its own internally developed games and products.

Financing

We are attempting to raise sufficient funds from this offering to achieve our stated business objectives and meet our projected expenditures over the next 12 months.  Because this is a “best efforts” offering we can provide no assurances that we will raise sufficient funds from this offering to meet our projected capital expenditures over the next 12 months.  If we cannot raise adequate funds from this offering, we plan to seek other sources of equity financing on favorable terms to satisfy our long-term growth and expansion plans.  However, there are no assurances that any such financing can be obtained or, if obtained, on terms favorable to us.  If we are unable to generate profits or unable to obtain additional funds to meet our working capital needs, we may need to cease or curtail our business operations.  Further, there is no assurance that the net proceeds from any successful financing arrangement will be sufficient to cover our projected expenditures over the next 12 months.

Jumpstart Our Business Startups Act

In April, 2012, the Jumpstart Our Business Startups Act ("JOBS Act") was enacted into law.  The JOBS Act provides, among other things:

•

Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

•

Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934;

•

Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

•

Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

•

Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an emerging growth company if its initial public offering ("IPO") of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of:

(i)

the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(ii)

the completion of the fiscal year of the fifth anniversary of the company's IPO;

(iii)

the company's issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv)

the company becoming a "larger accelerated filer" as defined under the Securities Exchange Act of 1934.

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

(i)

audited financial statements required for only two fiscal years;

(ii)

selected financial data required for only the fiscal years that were audited; and

(iii)

executive compensation only needs to be presented in the limited format now required for smaller reporting companies. (A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter)

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. Stream Flow is a smaller reporting company.  Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

The JOBS Act also exempts the company's independent registered public accounting firm from complying with any rules adopted by the Public Company Accounting Oversight Board ("PCAOB") after the date of the JOBS Act's enactment, except as otherwise required by SEC rule.

The JOBS Act also exempts an emerging growth company from any requirement adopted by the PCAOB for mandatory rotation of the company's accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation.  The JOBS Act also provides an exemption from the requirement of the company's independent registered public accounting firm to file a report on the company's internal control over financial reporting, although management of the company is still required to file its report on the adequacy of the company's internal control over financial reporting.

Section 102(a) of the JOBS Act exempts emerging growth companies from the requirements in §14A(e) of the Securities Exchange Act of 1934 for companies with a class of securities registered under the 1934 Act to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act.  The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement.  The JOBS Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision.  In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

Section 106 of the JOBS Act permits emerging growth companies to submit 1933 Securities Act registration statements on a confidential basis provided that the registration statement and all amendments are publicly filed at least 21 days before the issuer conducts any road show.  This is intended to allow the emerging growth company to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period.  Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable.  Stream Flow has elected not to opt out of the transition period pursuant to Section 107(b).

Government Regulation

Stream Flow will be subject to domestic and international laws and regulations that relate directly or indirectly to its operations, in particular those relating to information security, data protection and privacy, among other things.  We are also subject to a variety of legal and regulatory restrictions on how and to whom we market to, for instance marketing to children, which may limit our ability to generate advertising revenue and extend our brand image.  Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business.  In the area of information security and data protection, the laws in several states require companies to implement specific information security controls to protect certain types of personally identifiable information.  Likewise, all but a few states have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their personally identifiable information.  Any failure on our part to comply with these laws may subject us to significant liabilities.

In addition, Stream Flow is also subject to common business, tax rules and securities regulations pertaining to the operation of its business.  Stream Flow believes that the effects of existing or probable governmental regulations will be additional responsibilities of the management of Stream Flow to ensure that Stream Flow remains in compliance with applicable regulations as they apply to the Stream Flow’s products and services as well as ensuring that Stream Flow does not infringe on any proprietary rights of others with respect to its products and services.  Stream Flow will also need to maintain accurate financial records in order to remain complaint with securities regulations as well as any corporate tax liability it incurs.

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Research and Development Expenditures

We have not incurred any research or development expenditures since our inception on June 27, 2013.

Patents and Trademarks

We do not have any patents or trademarks, nor have we applied for any patents or trademarks.

Property and Equipment

Our principal executive offices are located at 16019 Raptor Court, Charlotte, NC  28278.  This office space is being provided to us by our President and Chief Executive Officer, Gregory Galanis, free of charge.

We do not hold ownership or leasehold interest in any property or equipment.

Executive Offices and Telephone Number

Our executive office and main telephone number is currently:

16019 Raptor Court

Charlotte, NC  23789

Tel: (704) 840-5619

Fax: (503) 907-8052

www.streamflowmedia.com

This space is provided to us free of charge by Gregory Galanis, our President and Chief Executive Officer.  If Mr. Galanis decides to no longer allow us access to this office space in the future it would force us to seek outside office space elsewhere, potentially at a very high cost.

Results of Operations

Three Months Ended June 30, 2014

For ease of reading we refer to the three months ended June 30, 2014 as the three months ended June 30, 2014 or the fiscal period ended June 30, 2014 and to the period from June 27, 2013 (inception) through June 30, 2013 as the three months ended June 30, 2013 or the fiscal period ended June 30, 2013.

Revenues.  We have not generated any revenue since our inception on June 27, 2013.  We did execute a consulting agreement with our initial client, Off On Home Controls, on March 31, 2014.  This consulting agreement requires Off On Home Controls to pay us in three separate progress payments: an initial retainer of $2,500 (which was paid during the three months ended June 30, 2014 and has been included in the financial statements under deferred revenue), $3,500 before the end of the third month (which has been paid), and $4,000 upon completion of the project.

Operating Expenses.  Our total operating expenses for three months ended June 30, 2014 were $26,065 compared to $240,000 for the fiscal period ended June 30, 2013, which represents a decrease of ($213,935), or (89.1%).  The decrease in operating expenses was the result of a one-time payment to outside consultants during the period ended June 30, 2013.  Our current operating expenses were primarily attributable to accounting and filing fees associated with our registration statement on Form S-1 which was declared “effective” by the Securities and Exchange Commission on July 7, 2014.

Loss From Operations.  We generated a loss of ($26,065) from operations during the three months ended June 30, 2014 compared to an operating loss of ($240,000) during the fiscal period ended June 30, 2013, which represents a decrease of ($213,935), or (89.1%).  The decrease in our operating loss was the result of a one-time payment to outside consultants during the period ended June 30, 2013.  Our current operating loss was primarily attributable to accounting fees associated with filing a registration statement on Form S-1 with the Securities and Exchange Commission, which was declared “effective” on July 7, 2014.

Other income (expenses).  During the three months ended June 30, 2014 we recorded ($2) in other expenses, which was comprised entirely of imputed interest expenses related to a note payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.  We had no other income or expenses in the fiscal period ended June 30, 2013.

Net Loss.  We realized a net loss of ($26,067) during the three months ended June 30, 2014 compared to a net loss of ($240,000) during the fiscal period ended June 30, 2013, which represents a decrease of ($213,933), or (89.1%).  The decrease in our net loss was the result of a one-time payment to outside consultants during the period ended June 30, 2013.  Our current net loss was primarily attributable to accounting and filing fees associated a registration statement on Form S-1 which was declared “effective” by the Securities and Exchange Commission on July 7, 2014.

Six Months Ended June 30, 2014

For ease of reading we refer to the six months ended June 30, 2014 as the six months ended June 30, 2014 or the fiscal period ended June 30, 2014 and to the period from June 27, 2013 (inception) through June 30, 2013 as the six months ended June 30, 2013 or the fiscal period ended June 30, 2013.

Revenues.  We have not generated any revenue since our inception on June 27, 2013.  We did execute a consulting agreement with our initial client, Off On Home Controls, on March 31, 2014.  This consulting agreement requires Off On Home Controls to pay us in three separate progress payments: an initial retainer of $2,500 (which was paid during the three months ended June 30, 2014 and has been included in the financial statements under deferred revenue), $3,500 before the end of the third month (which has been paid), and $4,000 upon completion of the project.

Operating Expenses.  Our total operating expenses for six months ended June 30, 2014 were $28,077 compared to $240,000 for the fiscal period ended June 30, 2013, which represents a decrease of ($211,923), or (88.3%).  The decrease in operating expenses was the result of a one-time payment to outside consultants during the period ended June 30, 2013.  Our current operating expenses were primarily attributable to accounting and filing fees associated with our registration statement on Form S-1 which was declared “effective” by the Securities and Exchange Commission on July 7, 2014.

Loss From Operations.  We generated a loss of ($28,077) from operations during the three months ended June 30, 2014 compared to an operating loss of ($240,000) during the fiscal period ended June 30, 2013, which represents a decrease of ($211,923), or (8.3%).  The decrease in our operating loss was the result of a one-time payment to outside consultants during the period ended June 30, 2013.  Our current operating loss was primarily attributable to accounting fees associated with filing a registration statement on Form S-1 with the Securities and Exchange Commission, which was declared “effective” on July 7, 2014.

Other income (expenses).  During the three months ended June 30, 2014 we recorded ($5) in other expenses, which was comprised entirely of imputed interest expenses related to a note payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.  We had no other income or expenses in the fiscal period ended June 30, 2013.

Net Loss.  We realized a net loss of ($28,082) during the three months ended June 30, 2014 compared to a net loss of ($240,000) during the fiscal period ended June 30, 2013, which represents a decrease of ($211,918), or (88.3%).  The decrease in our net loss was the result of a one-time payment to outside consultants during the period ended June 30, 2013.  Our current net loss was primarily attributable to accounting and filing fees associated a registration statement on Form S-1 which was declared “effective” by the Securities and Exchange Commission on July 7, 2014.

Cumulative During the Development Stage – June 27, 2013 (inception) through June 30, 2014

For ease of reading we refer to the period of June 27, 2013 (inception) through June 30, 2014 as the “Developmental Period”.

Revenues.  We have not generated any revenue during the Developmental Period.  We did execute a consulting agreement with our initial client, Off On Home Controls, on March 31, 2014.  This consulting agreement requires Off On Home Controls to pay us in three separate progress payments: an initial retainer of $2,500 (which was paid during the three months ended June 30, 2014 and has been included in the financial statements under deferred revenue), $3,500 before the end of the third month (which has been paid), and $4,000 upon completion of the project.

Operating Expenses.  Our total operating expenses for the Developmental Period were $511,152.  These operating expenses were primarily attributable to organizational costs related to our formation, issuing shares of our common stock to our officers, directors, and outside consultants, and preparing and filing a registration statement on Form S-1 with the Securities and Exchange Commission.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Loss From Operations.  We have incurred an operating loss of ($511,152) during the Developmental Period.  The operating loss was primarily attributable to organizational costs related to our formation, issuing shares of our common stock to our officers, directors, and outside consultants, and preparing and filing a registration statement on Form S-1 with the Securities and Exchange Commission.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses).  During the Developmental Period we recorded ($10) in other expenses, which was comprised entirely of imputed interest expenses related to a note payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We have incurred a net loss of ($511,162) during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, issuing shares of our common stock to our officers, directors, and outside consultants, and preparing and filing a registration statement on Form S-1 with the Securities and Exchange Commission.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($28,152) as of June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had assets totaling $1,523, which was comprised solely of cash.  We had total liabilities of ($29,675), which consisted of a note payable to a related party ($100), accounts payable of ($27,075), and deferred revenue of ($2,500).  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.), nor do we anticipate obtaining any external credit facilities in the immediate future.

We expect to incur continued losses over the next 12 months, possibly even longer.  We believe that we need at least $125,000 to meet our minimal working capital requirements over the next 12 months to properly implement our business plan.  Our intention is to obtain this money through an ongoing registered offering of our common stock.

We have had limited operations to date which have been funded exclusively by our officers, directors, and current stockholders.  In order to expand and commence full-scale operations and meet our planned capital expenditures over the next 12 months we need to raise at least $125,000 from this offering.  We need the proceeds from this offering to (i) acquire additional computer hardware and developer software licenses, (ii) expand into larger offices with more advanced communications systems, and (iii) commence actively marketing our products and services.

Failure to generate sufficient financing from this offering will force us to maintain our current level of operations, which consists of internal development work on our products and games by our management team using their own computer systems and building a referral network to secure new clients.  Provided our management team continues to allow us the use of their office space, computer equipment, and software licenses without charge, we can maintain our current level of operations indefinitely.

Without adequate financing, even in the event our management team is able to complete our internally developed products and games, there will not be sufficient funds to market the products and games, which would most likely prevent us from attracting enough users to make them a commercial success.  As an example, out of the $125,000 in projected capital expenditures over the next 12 months, $50,000 will go towards completing the development and marketing launch of Zookerd and Pummel.

Without limiting our available options, future equity financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we cannot secure adequate financing through this offering or through alternative sources, we may be forced to cease operations and you will lose your entire investment.

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 11, 2014, which can be found in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2014.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

Off –Balance Sheet Operations

As of June 30, 2014, we had no off-balance sheet activities or operations.

Critical Accounting Policies

Use of Estimates

The accompanying financial statements of Stream Flow have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Stream Flow considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2014 and December 31, 2013, Stream Flow had no cash equivalents.

Investments

Stream Flow accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of June 30, 2014 and December 31, 2013, Stream Flow had no investments.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  It prioritizes the inputs into three levels that may be used to measure fair value:

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2

Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of June 30, 2014 are as follows:

	Fair Value Measurement at June 30, 2014 Using:

Description	6/30/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$1,523	$1,523	$-	$-
	$1,523	$1,523	$-	$-

Liabilities
Accounts payable	$27,075	$27,075	$-	$-
Note payable to related party	100	100
Deferred revenue	2,500	2,500	-	-
	$29,675	$29,675	$-	$-

The estimated fair values of Stream Flow’s financial instruments as of December 31, 2013 are as follows:

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$100	$100	$-	$-
	$100	$100	$-	$-

Liabilities
Accounts payable	$75	$75	$-	$-
Note payable to related party	100	100	-	-
	$175	$175	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period June 27, 2013 (inception) to June 30, 2014 Stream Flow had no dilutive financial instruments issued or outstanding.

Revenue Recognition

Stream Flow follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, Stream Flow recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

Stream Flow generates revenue from two sources: (i) sales of value added features (e.g. purchase of extra lives, status symbols, or entry into competitions with tangible prizes) to its gaming applications and (ii) developing privately branded gamification applications for third party usage and licensing.  Revenue from sales of value added features is recognized at the time of the sale and revenues from developing services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable, and collectability is probable.

Income Taxes

Stream Flow accounts for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

Stream Flow maintains a valuation allowance with respect to deferred tax assets.  Stream Flow establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration Stream Flow’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as Stream Flow generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Election to Use Extended Transitional Period Under Jumpstart Our Business Startups Act (“JOBS Act”)

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the  adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 has not had a material impact on Stream Flow’s financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 has not had a material impact on Stream Flow’s financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04.  The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.  These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements.  The amendments in this update will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 has not had a material impact on Stream Flow’s financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11.  The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users.  In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs.  Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013.  The adoption of ASU 2013-01 has not had a material impact on Stream Flow’s financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications.  Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period.  Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.  The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements.  All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.  The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period.  This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods (interim and annual).  The amendments are effective for reporting periods beginning after December 15, 2012, for public companies.  Early adoption is permitted.  The adoption of ASU No. 2013-02 has not had a material impact on Stream Flow’s financial position or results of operations.

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."  The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of ASU No. 2013-11 is not expected to have a material impact on the Stream Flow's Consolidated Financial Statements.

Stream Flow has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

As of June 30, 2014 the Company had no contractual obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable since we are a smaller reporting company.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of principal executive officer and sole director, Gregory Galanis, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Management has concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency has not resulted in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

•

Stream Flow lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to Stream Flow.  The Board of Directors is comprised of one (1) member who also serves as Stream

Flow’s principal executive officer.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by Stream Flow; and

•

Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since our inception on June 27, 2013 and, as of June 30, 2014, have not been remedied.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

•

Considering the engagement of consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

•

Hiring additional qualified financial personnel, including a Chief Financial Officer, on a full-time basis;

•

Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

•

Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near-term due to our limited financial resources.  Until such remedial actions can be realized, we will continue to rely on the limited advice of outside professionals and consultants.

Changes in Controls and Procedures

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

During the past ten years no director, person nominated to become a director or executive officer, or promoter of Stream Flow has been involved in any legal proceeding that would require disclosure hereunder.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities.  However, litigation is subject to inherent uncertainties for which the outcome cannot be predicted.  Any adverse result in these or other legal matters could arise and cause harm to our business.  We currently are not party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business.

Item 1A.  Risk Factors

Not applicable since we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number		Description of Exhibit

3.1	*	Articles of Incorporation
3.2	*	Bylaws
3.3	*	Amended Articles of Incorporation Dated December 5, 2013
31.1		Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1		Section 906 Certification under Sarbanes Oxley Act of 2002

(*)

Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) filed on April 22, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 18th day of August, 2014.

STREAM FLOW MEDIA, INC.

By:

/s/ Gregory Galanis

Gregory Galanis

President, Chief Executive Officer,

Secretary, Treasurer, Chief Financial Officer,

Principal Executive Officer,

Principal Financial Officer,

Principal Accounting Officer, and Sole Director