Form 10-Q
period 2014-09-30
Stream Flow Media, Inc.
filed 2014-11-05
CIK 1593470

30UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of November 4, 2014, was 100,250,000.

TABLE OF CONTENTS

 Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  The Registrant’s plans and objectives are based, in part, on assumptions involving it continuing as a going concern and executing on its stated business plan and objectives.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant.  Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

As used in this Quarterly Report, the terms "we", "us", "our", "Stream Flow", “Registrant”, and “Issuer” mean Stream Flow Media, Inc. unless the context clearly requires otherwise.

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

ASSETS

	9/30/14	12/31/13
Current assets:
Cash and equivalents	$523	$100
	523	100

Total assets:	$523	$100

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$43,575	$75
Notes payable (related party)	100	100
Deferred revenue	6,000	-
Total current liabilities	49,675	175

Total liabilities	$49,675	$175

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 100,250,000 and 100,250,000 shares issued and outstanding, respectively	100,250	100,250
Additional paid-in capital	382,763	382,755
(Deficit) accumulated during the development stage	(532,165)	(483,080)

Total stockholders’ equity (deficit)	$(49,152)	$(75)

Total liabilities and stockholders’ equity (deficit)	$523	$100

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended 9/30/14	For the three months ended 9/30/13	For the nine months ended 9/30/14	For the period from 6/27/13 (inception) to 9/30/13	For the period from 6/27/13 (inception) to 9/30/14

Revenues, net	$-	$-	$-	$-	$-

Cost of revenues	-	-	-	-	-

Gross profit	-	-	-	-	-

Expenses:
General and administrative	-	-	77	-	102
Consulting fees	-	-	-	240,000	480,000
Accounting fees	1,000	-	4,000	-	4,000
Legal fees	20,000	-	45,000	-	45,050
Officer incentive fees	-	3,000	-	3,000	3,000
Total expenses	21,000	3,000	49,077	243,000	532,152

(Loss) from operations	(21,000)	(3,000)	(49,077)	(243,000)	(532,152)

Other income (expense)
Interest expense	(3)	-	(8)		(13)
Total other income (expense)	(3)	-	(8)	-	(13)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(21,003)	$(3,000)	$(49,085)	$(243,000)	$(532,165)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	100,250,000	80,397,500	100,250,000	80,210,000

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from June 27, 2013 (inception) to September 30, 2014

(unaudited)

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount

Balance, June 27, 2013 (inception)	-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	60,000,000	60,000	(60,000)	-	-

Issuance of common shares to officers	250,000	250	2,750	-	3,000

Issuance of common shares to consultants	40,000,000	40,000	440,000	-	480,000

Imputed interest	-	-	5	-	5

Net (loss) for the period	-	-	-	(483,080)	(483,080)

Balance, December 31, 2013	100,250,000	$100,250	$382,755	$(483,080)	$(75)

Imputed interest	-	-	8	-	8

Net (loss) for the period	-	-	-	(49,085)	(49,085)

Balance, September 30, 2014	100,250,000	$100,250	$382,763	$(532,165)	$(49,152)

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine months ended 9/30/14	For the period from June 27, 2013 (inception) to 9/30/13	For the period from June 27, 2013 (inception) to 9/30/14
Cash flows from operating activities:
Net income (loss)	$(49,085)	$(243,000)	$(532,165)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued to executive officer	-	3,000	3,000
Common stock issued in connection with services provided by consultants	-	240,000	480,000
Imputed interest on related party loan	8	-	13
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	43,500	-	43,575
Deferred revenue	6,000	-	6,000

Net cash provided (used) by operating activities	423	-	423

Cash flows from operating activities:
Increase in notes payable to a related party	$-	$-	$100

Net cash provided by financing activities	-	-	100

Net increase (decrease) in cash	423	-	523

Cash – beginning of period	100	-	-

Cash – end of period	$523	$-	$523

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s stock)	$-	$-	$60,000
	$-	$-	$60,000
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of September 30, 2014, Statements of Operations for the three months ended September, 30, 2014 and 2013, for the nine months ended September 30, 2014, for the period from June 27, 2013 (inception) to September 30, 2013, and cumulative from June 27, 2013 (Inception) to September 30, 2014, Statement of Stockholder’s (Deficit) for the cumulative period from June 27, 2013 (Inception) to September 30, 2014, and the Statements of Cash Flows for the nine months ended September 30, 2014, for the period from June 27, 2013 (inception) to September 30, 2013, and cumulative from June 27, 2013 (Inception) to September 30, 2014, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2014 and its results of operations and its cash flows for the period ended September 30, 2014 and cumulative from June 27, 2013 (inception) to September 30, 2014.  The results for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of September 30, 2014 and for the period June 27, 2013 (inception) to September 30, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of September 30, 2014 and December 31, 2013, the Company had no investments.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of September 30, 2014 are as follows:

	Fair Value Measurement at September 30, 2014 Using:

Description	9/30/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$523	$523	$-	$-
	$523	$523	$-	$-

Liabilities
Accounts payable	$43,575	$43,575	$-	$-
Note payable to related party	100	100
Deferred revenue	6,000	6,000	-	-
	$49,675	$49,675	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2013 are as follows:

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$100	$100	$-	$-
	$100	$100	$-	$-

Liabilities
Accounts payable	$75	$75	$-	$-
Note payable to related party	100	100	-	-
	$175	$175	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period June 27, 2013 (inception) to September 30, 2014 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover operating costs, and as such, has incurred an operating loss since its inception.  Further, as of September 30, 2014, the Company had a total stockholders’ deficit of ($49,152).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.001 per share.

During the period June 27, 2013 (inception) to September 30, 2014 the Company issued an aggregate of 100,250,000 shares as follows:

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

As of September 30, 2014, the Company had 100,250,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 1,000,000 shares with a par value of $0.001 per share.

As of September 30, 2014, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Related Party Transactions

As of September 30, 2014, the Company operated out of office space that is being provided to us by our President and Chief Executive Officer, Gregory Galanis, free of charge.  There is no written agreement or other material terms relating to this arrangement.

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

As of September 30, 2014, the Company had a note payable to a related party stockholder in the amount of $100.  This note is payable on demand and is non-interest bearing.  As of September 30, 2014 this note payable had accrued $13 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

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

[This space intentionally left blank]

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

Results of Operations

Three Months Ended September 30, 2014 and 2013

For ease of reading we refer to the three months ended September 30, 2014 as the three months ended September 30, 2014 or the fiscal period ended September 30, 2014 and the three months ended September 30, 2013 as the three months ended September 30, 2013 or the fiscal period ended September 30, 2013.

Revenues.  We have not generated any revenue since our inception on June 27, 2013.  We did execute a consulting agreement with our initial client, Off On Home Controls, on March 31, 2014.  This consulting agreement requires Off On Home Controls to pay us in three separate progress payments: an initial retainer of $2,500 (which was paid during the three months ended June 30, 2014 and has been included in the financial statements under deferred revenue), $3,500 before the end of the third month (which was paid during the three months ended September 30, 2014 and has been included in the financial statements under deferred revenue), and $4,000 upon completion of the project (which is anticipated to be concluded during the fiscal period ending December 31, 2014).

Operating Expenses.  Our total operating expenses for three months ended September 30, 2014 were $21,000 compared to $3,000 for the fiscal period ended September 30, 2013, which represents an increase of $18,000, or 600.0%.  The increase in operating expenses are the result of our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations.  We generated a loss of ($21,000) from operations during the three months ended September 30, 2014 compared to an operating loss of ($3,000) during the fiscal period ended September 30, 2013, which represents an increase of $18,000, or 600.0%.  The increase in our loss from operations is the result of our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the three months ended September 30, 2014 we recorded ($3) in other expenses, which was comprised entirely of imputed interest expenses related to a note payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.  We had no other income or expenses in the fiscal period ended September 30, 2013.

Net Loss.  We realized a net loss of ($21,003) during the three months ended September 30, 2014 compared to a net loss of ($3,000) during the fiscal period ended September 30, 2013, which represents an increase of $18,000, or 600.0%.  The increase in our net loss is the result of our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Nine Months Ended September 30, 2014 and for the Period of June 27, 2013 (Inception) Though September 30, 2013

For ease of reading we refer to the nine months ended September 30, 2014 as the nine months ended September 30, 2014 or the fiscal period ended September 30, 2014 and for the period of June 27, 2013 (inception) through September 30, 2013 as the nine months ended September 30, 2013 or the fiscal period ended September 30, 2013.

Revenues.  We have not generated any revenue since our inception on June 27, 2013.  We did execute a consulting agreement with our initial client, Off On Home Controls, on March 31, 2014.  This consulting agreement requires Off On Home Controls to pay us in three separate progress payments: an initial retainer of $2,500 (which was paid during the three months ended June 30, 2014 and has been included in the financial statements under deferred revenue), $3,500 before the end of the third month (which was paid during the three months ended September 30, 2014 and has been included in the financial statements under deferred revenue), and $4,000 upon completion of the project (which is anticipated to be concluded during the fiscal period ending December 31, 2014).

Operating Expenses.  Our total operating expenses for nine months ended September 30, 2014 were $49,077 compared to $243,000 for the fiscal period ended September 30, 2013, which represents a decrease of ($193,923), or (79.8%).  The decrease in operating expenses is the result of a one-time non-cash expense relating to the issuance of shares of our common stock to consultants expensed during the nine months ended September 30, 2013.  Our ongoing operating expenses are primarily related to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations.  We generated a loss of ($49,077) from operations during the nine months ended September 30, 2014 compared to an operating loss of ($243,000) during the fiscal period ended September 30, 2013, which represents a decrease of ($193,923), or (79.8%).  The decrease in our loss from operations is the result of a one-time non-cash expense relating to the issuance of shares of our common stock to consultants expensed during the nine months ended September 30, 2013.  Our ongoing operating expenses are primarily related to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the nine months ended September 30, 2014 we recorded ($8) in other expenses, which was comprised entirely of imputed interest expenses related to a note payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.  We had no other income or expenses in the fiscal period ended September 30, 2013.

Net Loss.  We realized a net loss of ($49,085) during the nine months ended September 30, 2014 compared to a net loss of ($243,000) during the fiscal period ended September 30, 2013, which represents a decrease of ($193,915), or (79.8%).  The decrease in our net loss is the result of a one-time non-cash expense relating to the issuance of shares of our common stock to consultants expensed during the nine months ended September 30, 2013.  Our ongoing operating expenses are primarily related to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Cumulative During the Development Stage – June 27, 2013 (inception) through September 30, 2014

For ease of reading we refer to the period of June 27, 2013 (inception) through September 30, 2014 as the “Developmental Period”.

Revenues.  We have not generated any revenue during the Developmental Period.  We did execute a consulting agreement with our initial client, Off On Home Controls, on March 31, 2014.  This consulting agreement requires Off On Home Controls to pay us in three separate progress payments: an initial retainer of $2,500 (which was paid during the three months ended June 30, 2014 and has been included in the financial statements under deferred revenue), $3,500 before the end of the third month (which was paid during the three months ended September 30, 2014 and has been included in the financial statements under deferred revenue), and $4,000 upon completion of the project (which is anticipated to be concluded during the fiscal period ending December 31, 2014).

Operating Expenses.  Our total operating expenses for the Developmental Period were $532,152.  These operating expenses are primarily attributable to organizational costs related to our formation, issuing shares of our common stock to our officers, directors, and outside consultants, preparing and filing a registration statement on Form S-1 with the Securities and Exchange Commission, and complying with our SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Loss From Operations.  We have incurred an operating loss of ($532,152) during the Developmental Period.  The loss from operations is primarily attributable to organizational costs related to our formation, issuing shares of our common stock to our officers, directors, and outside consultants, preparing and filing a registration statement on Form S-1 with the Securities and Exchange Commission, and complying with our SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses).  During the Developmental Period we recorded ($13) in other expenses, which was comprised entirely of imputed interest expenses related to a note payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We have incurred a net loss of ($532,165) during the Developmental Period.  The net loss is primarily attributable to organizational costs related to our formation, issuing shares of our common stock to our officers, directors, and outside consultants, preparing and filing a registration statement on Form S-1 with the Securities and Exchange Commission, and complying with our SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($49,152) as of September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2014, we had assets totaling $523, which was comprised solely of cash.  We had total liabilities of ($49,675), which consisted of a note payable to a related party ($100), accounts payable of ($43,575), and deferred revenue of ($6,000).  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.), nor do we anticipate obtaining any external credit facilities in the immediate future.

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

Failure to generate sufficient financing from an ongoing registered offering of our common stock will force us to maintain our current level of operations, which consists of internal development work on our products and games by our management team using their own computer systems and building a referral network to secure new clients.  Provided our management team continues to allow us the use of their office space, computer equipment, and software licenses without charge, we can maintain our current level of operations indefinitely.

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

Off –Balance Sheet Operations

As of September 30, 2014, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Stream Flow considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2014 and December 31, 2013, Stream Flow had no cash equivalents.

Investments

Stream Flow accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of September 30, 2014 and December 31, 2013, Stream Flow had no investments.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of September 30, 2014 are as follows:

	Fair Value Measurement at September 30, 2014 Using:

Description	9/30/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$523	$523	$-	$-
	$523	$523	$-	$-

Liabilities
Accounts payable	$43,575	$43,575	$-	$-
Note payable to related party	100	100
Deferred revenue	6,000	6,000	-	-
	$49,675	$49,675	$-	$-

The estimated fair values of Stream Flow’s financial instruments as of December 31, 2013 are as follows:

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$100	$100	$-	$-
	$100	$100	$-	$-

Liabilities
Accounts payable	$75	$75	$-	$-
Note payable to related party	100	100	-	-
	$175	$175	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period June 27, 2013 (inception) to September 30, 2014 Stream Flow had no dilutive financial instruments issued or outstanding.

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

Contractual Obligations

As of September 30, 2014 the Company had no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on June 27, 2013 and, as of September 30, 2014, have not been remedied.

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

(*)

Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) filed on April 22, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 5th day of November, 2014.

STREAM FLOW MEDIA, INC.

By:

/s/ Gregory Galanis

Gregory Galanis

President, Chief Executive Officer,

Secretary, Treasurer, Chief Financial Officer,

Principal Executive Officer,

Principal Financial Officer,

Principal Accounting Officer, and Sole Director