Form 10-K
period 2014-12-31
Stream Flow Media, Inc.
filed 2015-04-06
CIK 1593470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-194482

              Stream Flow Media, Inc.

 (Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	46-3073820 (I.R.S. Employer Identification Number)

           401 East Howard St., Bellefonte, PA  16823

 (Address of principal executive offices)

            Tel: (704) 840-5619, Fax: (503) 907-8052

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                        None

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐      No ☒

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

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes ☒      No ☐

As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $250,800, based upon the most recent issuance price of the Registrant’s common stock which was $0.012 a share.

As of March 27, 2015, there were 101,150,000 shares of our common stock, $0.001 par value issued and outstanding; 20,900,000 of these shares were held by non-affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART I

Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  The Registrant’s plans and objectives are based, in part, on assumptions involving it continuing as a going concern and executing on its stated business plan and objectives.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant.  Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

As used in this Annual Report, the terms "we", "us", "our", "Stream Flow", “Registrant”, and “Issuer” mean Stream Flow Media, Inc. unless the context clearly requires otherwise.

Item 1.  Business

Overview of Our Business

We were incorporated on June 27, 2013 in the State of Colorado.  We are a development stage gaming and gamification training business focused on developing online gaming and media solutions catering specifically to customer loyalty and retention (“CL&R”) applications, including corporate training solutions.  Stream Flow utilizes proprietary technology created by its founder, Gregory Galanis, over the past few years to develop applications that are specifically branded towards the client’s business and unique needs.  Applications created using this technology and new technologies currently under development by Stream Flow may be used on mobile devices, social media networks, and web-based platforms.  In addition to developing CL&R application for its clients, Stream Flow is also developing its own gaming applications that will be marketed under its own brand.

Development Stage Company Status

Based on our financial history since inception on June 27, 2013, our independent registered public accounting firm has issued a going concern opinion in their audit report included in the financial statements that are a part of this Annual Report on Form 10-K.  We are a development stage company that has generated minimal revenue and currently has nominal assets.  Stream Flow has a limited operating history and must be considered a development stage company.  Our business operations are subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history and limited capital resources.  No assurances can be given that we will ever be able to implement our business plan or, if implemented, will be successful.  If our business plan is not successful, and we are not able to operate profitably, investors may lose their entire investment in our company.

As of December 31, 2014 we have generated $10,000 in revenue and have incurred ($546,250) in losses since our inception on June 27, 2013.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2015 and, probably, into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

Emerging Growth Company Status

We are an "emerging growth company", as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.   Stream Flow has elected not to opt out of the transition period pursuant to Section 107(b).

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year.  In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Therefore, an investment in our business is considered extremely risky and is suitable only for those who can afford to lose their entire investment.

Gaming and Gamification

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

It is important to note that we are a development stage business.  As of March 27, 2015, we had nominal assets and early stage business activities.  Our business plan, which is outlined in this Annual Report, is something we are in the process of pursuing.  No assurances can be given that we will ever be able to fully implement this business plan or, if fully implemented, it will be successful.

The projected costs and other related expenses in our business plan are estimates made by our management and our actual costs may differ significantly.

In addition to the foregoing, and unless otherwise noted, all of the cost estimates and forecasts throughout this Annual Report and business plan are mere estimates made by our management.  Our actual costs related to developing and operating our business may differ significantly from our estimates contained in our business plan, which could have a negative impact on our overall business, cause our business to fail, and result in you losing all of your investment.

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

Financing

We are presently seeking additional sources of capital necessary for us to achieve our stated business objectives and meet our projected expenditures over the next 12 months.  However, we can provide no assurances that any such financing can be obtained or, if obtained, on terms favorable to us.  If we are unable to generate profits or unable to obtain additional funds to meet our working capital needs, we may need to cease or curtail our business operations.  Further, there is no assurance that the net proceeds from any successful financing arrangement will be sufficient to cover our projected expenditures over the next 12 months.

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

Patents and Trademarks

We do not have any patents or trademarks, nor have we applied for any patents or trademarks.

Property and Equipment

Our principal executive offices are located at 401 East Howard St., Bellefonte, PA  16823.  This office space is being provided to us by our President and Chief Executive Officer, Gregory Galanis, free of charge.

We do not hold ownership or leasehold interest in any property or equipment.

Executive Offices and Telephone Number

Our executive office and main telephone number is currently:

401 East Howard St.

Bellefonte, PA  16823

Tel: (704) 840-5619

Fax: (503) 907-8052

www.streamflowmedia.com

This space is provided to us free of charge by Gregory Galanis, our President and Chief Executive Officer.  If Mr. Galanis decides to no longer allow us access to this office space in the future it would force us to seek outside office space elsewhere, potentially at a very high cost.

Item 1A.  Risk Factors

If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and you may lose your entire investment.

Company Risk Factors

We lack an operating history and have losses which we expect to continue into the future.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

As of December 31, 2014 we had generated $10,000 in revenue and have incurred ($546,250) in losses since our inception on June 27, 2013.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2015, and possibly beyond into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve sustained profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated March 26, 2015 which is part of the financial statements that are part of this Annual Report.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

All of our technology – software, hardware and licensed proprietary technology – is owned and controlled by our President and CEO, Gregory Galanis.  Should Mr. Galanis no longer remain involved with Stream Flow we could lose our access to the technology controlled by Mr. Galanis that allows us to develop our products and services, which could force us to go out of business.

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

There is a substantial doubt as to whether we will be able to complete and bring to market our internally developed products and games.  We will need to invest approximately $50,000 to complete our two internally developed games – Zookerd and Pummel – and launch them to the public.  There is no assurance that even if we successfully complete and launch these two games that either will be well received or profitable.

Stream Flow has created a series of services, including StreamFlow Engage, StreamFlow Social, StreamFlow Connect, StreamFlow Boost, and StreamFlow Energize.  Stream Flow is presently marketing these services to prospective clients.  On March 31, 2014 we entered into an agreement with our first such client.  We can provide no assurances, however, that we will secure a sufficient number of clients for these services to generate adequate revenue to become profitable.

Further, we anticipate we will need to invest approximately $50,000 over about six months to complete the development and public launch of our two internally designed games: Zookerd and Pummel.  We can provide no assurances that we will be able to complete the development of these games or, if completed, that either game will be accepted by the marketplace or generate sufficient revenue to be profitable.  Stream Flow is presently exploring various sources of capital to finance the completion of these two games.  No assurances can be given that Stream Flow will secure this financing or be able to generate a sufficient amount from ongoing operations to complete these two games.

Failure to complete our internally developed products and games or, if completed, failure by the marketplace in general to accept our products and services could result in us generating less revenue than expected whereby we may have to cease operations and you could lose your entire investment.

Because we are in the development stage and have nominal assets and minimal operations, we are considered a “shell company” and our business is difficult to evaluate.

We are currently in the development stage and have nominal operations and minimal assets, which makes us a “shell company” as defined in Rule 12b-2 of the Exchange Act, as amended.  Because we are considered a shell company, the securities sold to investors by us can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) under the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) under the Securities Act which requires a minimal holding period of 12 months following Stream Flow being no longer classified a shell company.

Additionally, because we are currently a shell company with nominal assets and operations, there is a risk that we will be unable to continue as a going concern.  We do not anticipate generating significant revenues or attaining profitability from operations during the fiscal year ending December 31, 2015.  We anticipate we will continue sustaining operating expenses over the next 12 months, probably even longer.  This will likely result in us continuing to incur net operating losses for the foreseeable future.  There is no guarantee that we will ever develop and sustain a suitable business operation.

Our industry is highly competitive and as a smaller reporting company we may be at a disadvantage to our competitors.

The gaming and gamification industry is highly competitive in general.  We are competing against a multitude of competitors, ranging from early stage businesses such as ours all the way up to larger, more established competitors that have greater financial resources and name recognition than we have.  Although our management team has privately developed proprietary technologies that are licensed to and used by exclusively Stream Flow, many aspects of our business model are not proprietary or unique and, if they prove successful, could be replicated by others.  We cannot prevent such competitors from entering the markets in which we intend to operate.

Further, because many of our competitors are private non-reporting companies we may be at a significant competitive disadvantage because of our reporting obligations.  We face additional expenses, which similar privately held businesses do not, including:

•

quarterly and annual PCAOB auditor fees;

•

EDGAR filing fees; and

•

legal and consulting fees related to our ongoing SEC compliance and reporting obligations.

Our privately held competitors do not incur these costs, which puts us at a competitive disadvantage.  We estimate that these expenses will aggregate $50,000 annually.  Once we start developing our business and our financial statements and our SEC filings become more complex, we anticipate these costs will increase, potentially substantially.  If we are unable to effectively compete on a continuing basis or unforeseen competitive pressures arise, such inability to compete could have a material adverse effect on our business, results of operations, and overall financial condition.

Our products and services could infringe upon the intellectual property rights of others.

We cannot be absolutely certain that our products and services do not infringe on the intellectual property rights of third parties, and we could have infringement claims asserted against us.  These claims may harm our reputation, cause our management to expend significant time in connection with any defense, and cost us money.  Further, we may be required to indemnify third party clients for any expense or liabilities they incur resulting from claimed infringement and these expenses could exceed the amounts paid to us by the client for services we have performed.  Any claims in this area, even if won by us, could be costly, time-consuming, harmful to our reputation, and could cause us to potentially cease operations whereby you would lose your entire investment.

If our products and services do not function as expected, our business may suffer.

If our products and services do not function as expected, whether because they fail to work as advertised or otherwise, our sales may suffer.  The risk that this may occur is particularly pronounced with respect to the games we are presently developing, including Zookerd and Pummel, because they involve creating a “sticky” gaming environment that keeps the user returning frequently to compete with other users, something we may not be able to do successfully.  If our products and services do not function as expected, our business may suffer and we may be forced to cease operations whereby you would lose your entire investment.

Our principal officer and sole director, Gregory Galanis, currently owns 59.3% of our issued and outstanding common stock.  Mr. Galanis is able to control all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

Our principal officer and sole director, Gregory Galanis, currently controls an aggregate of 60,000,000 shares of our common stock, or 59.3% of all issued and outstanding shares.  Accordingly, he can solely determine the outcome of any and all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  The interests of Mr. Galanis may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

The success of our business depends heavily on key personnel, particularly Gregory Galanis, our President and Chief Executive Officer.  Our business would likely fail if we were to lose his services.

The success of our business will depend heavily upon the abilities and experience of our President and Chief Executive Officer, Gregory Galanis.  The loss of Mr. Galanis would have a significant and immediate impact on our business, results of operations, if any, and overall financial condition.  Further, the loss of Mr. Galanis would force us to seek a replacement or replacements who may have less experience in the industry, fewer international business contacts, and less understanding of our overall business plan.  We can make no assurances that we will be able to find a suitable replacement for Mr. Galanis, which could force us to curtail operations and/or cease operations, whereby you could lose your entire investment.

Mr. Galanis is not presently covered by an employment contract nor is he subject to a non-compete agreement which would survive the termination of his employment.  Mr. Galanis can terminate his relationship with us at any time without cause.  Further, we do not carry “key person” insurance Mr. Galanis.  The departure of Mr. Galanis most likely would have a severe and negative impact on our overall business and cause us to cease operations, whereby you could lose your entire investment.

In addition to our dependency on Mr. Galanis’s continued services, our future success will also depend on our ability to attract and retain additional key personnel, especially in the areas of computer programming and graphics design.  We face intense competition for these individuals from well-established and better financed competitors.  We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

Our Sole Director and Principal Executive Officer, Gregory Galanis, may be subject to conflicts of interest.

Our Sole Director and Principal Executive Officer, Gregory Galanis, has potential conflicts of interest in his dealings with us.  Circumstances under which a conflict of interest could arise between us and Mr. Galanis include:

•

Mr. Galanis is free to establish his own compensation package;

•

Future compensation agreements with Mr. Galanis or others will not be negotiated at arm’s-length as would normally occur if the agreements were with unaffiliated third parties;

•

Acquisitions and purchases or sales of assets and other similar transactions can be made without due diligence or extended negotiation; and

•

Business combinations or the implementation anti-takeover “poison pill” preventative measures.

We have not formulated a policy for potential conflicts of interest that may arise between us and Mr. Galanis.  If a potential conflict of interest arises and cannot be resolved, the result could be contrary to the interests of other shareholders and prevent us from ever achieving profitability, have a negative impact on our overall business, and result in you losing all or part of your investment.

Because our principal executive officer and sole director has other significant outside business interests he will be able to devote only a portion of their professional time to Stream Flow’s operations.  As such our business could fail if he is unable or unwilling to devote a sufficient amount of time to our business.

The responsibility of developing our core business, securing the financing we need, both primary and expansion, and fulfilling the reporting requirements of a public company all fall upon our principal executive officer and sole director, Gregory Galanis.  Mr. Galanis plans on devoting approximately 80% of his professional time to Stream Flow’s business, or about 35 hours per week.

It is also important to consider that Mr. Galanis is not presently under any employment agreements with any of his business interests, including our business.  If he were to enter into such an agreement with an outside business interest, he could be forced to resign from our business or devote even less time to our business interests than he presently does.

In the event that Mr. Galanis is unable to fulfill any aspect of his duties, we may experience a shortfall or complete lack of revenue resulting in little or no profits and the eventual closure of our business, whereby you may lose your entire investment.

We do not have any independent directors on our Board of Directors.  Our principal executive officer, Gregory Galanis, solely comprises our entire Board of Directors.  As such, he has the ability to establish corporate policy and his own compensation packages without the oversight of any outside independent directors or committees of directors.

Our principal executive officer, Gregory Galanis, also serves as our sole director on our Board of Directors.  As such, and in all non-voting matters, he can unilaterally determine corporate actions by issuing a Resolution of the Board of Directors.  The interests of Mr. Galanis may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.  In particular, and at his sole discretion, he may establish his own compensation package which could be contrary to the interests of other shareholders, and possibly prevent us from ever achieving profitability, have a negative impact on our overall business, and result in you losing all or part of your investment.

If we fail to successfully manage our new product development, or if we fail to anticipate the issues associated with that development, our business may suffer.

Our business model is evolving and we believe that our growth will depend upon our ability to successfully develop and sell new types of products and services, including free-to-play games which are monetized through in-game purchases rather than an up-front fee.  Developing new products and services and then marketing them will require substantial expenditures.  If our new products and services do not achieve expected market acceptance or generate sufficient revenues upon introduction, whether because of competition or otherwise, we may not be able to recover our potentially substantial development and marketing costs, which could have a negative impact on our overall business, and result in you losing all or part of your investment.

Our market is subject to rapid technological change, and if we do not adapt to emerging technologies, our business may suffer.

Technology changes rapidly in our industry.  We must continually anticipate and adapt our products and services to emerging technologies in order to keep those products and services competitive.  When we choose to incorporate a new technology into a product or service, or to develop a product or service for a new platform, operating system or media format, we may be required to make a substantial investment prior to the introduction of the product or service.  If we were to make the investment to incorporate a new technology or for a new platform that does not achieve an acceptable level of commercial success, our revenues from those products likely will be lower than we anticipated and we may never be able to recover our development costs.

Further, our competitors may adapt to an emerging technology more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both.  If, on the other hand, we elect not to pursue the development of products incorporating a new technology or for new platforms that achieve significant commercial success, our revenues would most likely be adversely affected.  It may take significant time and resources to shift product development resources to that technology or platform and may be more difficult to compete against existing products incorporating that technology or for that platform.  Any failure to successfully adapt to emerging technologies would harm our competitive position, potentially render our existing products and services obsolete, and significantly increase the time we take to bring successful products to market, which could have a negative impact on our overall business, and result in you losing all or part of your investment.

If our future marketing and advertising efforts fail to attract new customers, our business and operating results could be adversely affected.

We intend to launch a marketing program after raising sufficient capital.  We will market our products and services through a variety of advertising and promotional programs.  Our ability to sell our products and services is highly dependent upon the success of these programs.  If the marketing for our products and services fails to generate new customers, or if advertising rates or other media placement costs prove to be too costly, these factors could have a material adverse impact on our business and operating results, and result in you losing all or part of your investment.

If our products contain defects, our business and reputation could be harmed significantly.

Software products and services as complex as the ones we offer may contain undetected errors and defects.  This risk is often higher when such products are first introduced or when new versions are first released.  Failure to avoid, or to timely detect and correct, such errors or defects could result in loss of, or delay in, market acceptance, and could significantly harm our business, financial results, and reputation.

The projected costs and other related expenses used in our business plan are estimates made by our management.  Our actual costs related to implementing our business plan may differ significantly.

The projected costs and other related expenses in our business plan contained in this Annual Report are mere cost estimates and forecasts made by our management.  Our actual costs related to implementing our business plan may differ significantly from these estimates, which could have a negative impact on our overall business, cause our business to fail, and result in you losing all of your investment.

We have agreed to indemnify our officers and directors against lawsuits to the fullest extent of the law.

We are a Colorado corporation.  Colorado law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim.  Colorado law also authorizes Colorado corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director.  Our organizational documents provide for this indemnification to the fullest extent permitted by Colorado law.

We currently do not maintain any insurance coverage.  In the event that we are found liable for damages or other losses, we would incur substantial and protracted losses in paying any such claims or judgments.  We have not maintained liability insurance in the past, but intend to acquire such coverage immediately upon adequate financial resources becoming available.  There is no guarantee that we can secure such coverage or that any insurance coverage, if ever secured, would protect us from any damages or loss claims filed against it.

We may incur additional risks and significant increases in annual costs to be a public company, which requires us to maintain compliance with Securities and Exchange Commission reporting requirements.  We may not be able to absorb such increased annual costs.

We may incur additional risks and significant increases in annual costs associated with our public company reporting requirements, which include:

•

compliance with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC;

•

compliance with all applicable SEC rules and regulations, including reporting in a timely manner our quarterly and annual operating results, which will significantly increase our legal and financial compliance costs and make some activities more time consuming; and

•

increased exposure to broader shareholder claims and litigation may make it more difficult and more expensive for us to obtain director and officer liability insurance.  Without obtaining such insurance coverage, which we currently do not have, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

Presently we estimate these additional reporting and compliance requirements will cost us approximately $50,000 annually.  Once we start developing our business and our financial statements and our SEC filings become more complex, we anticipate these annual costs will increase, potentially substantially.  Additionally, we have not obtained quotes for officers and directors insurance and will not do so until we begin generating sufficient cash flows to pay the annual premiums on such a policy.    Further, we may not be able to absorb these costs of being a public company which could negatively affect our business operations and may result in you losing your entire investment.

Risk Factors Relating to Our Common Stock

There is no public (trading) market for our common stock and there is no assurance that our common stock will ever trade on a recognized exchange or dealers’ network.  Therefore, anyone investing in our common stock may not be able to sell their shares.

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock.  We are in the process of having our common stock quoted on the OTC Bulletin Board (“OTCBB”), but can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop.  As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.  We cannot assure you that any brokerage firm will act as a market maker of our securities.  A trading market may not develop in the future, and if one does develop, it may not be sustained.  If an active  trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other  things,  the nature of our business and because we are a new public company with a limited operating history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.  The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•

variations in our quarterly operating results;

•

changes in general economic conditions;

•

announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;

•

loss of a significant advertiser, partner or joint venture participant;

•

the addition or loss of key managerial and collaborative personnel; and

•

has no trading market for its common stock.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies.  Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

We do not intend to pay any dividends on our common stock, therefore there are limited ways in which you can make a profit on any investment in Stream Flow Media, Inc.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we may seek additional funding in the future, our future funding sources may likely prohibit us from paying any dividends.  Because we do not intend to declare dividends, any gain on an investment in our shares of common stock will need to come through the appreciation of our common stock’s share price, for which we can give no assurances that our common stock will ever appreciate in value and, even if it does appreciate in value, that you will be able to sell your shares of our common stock for a profit.

We have anti-takeover provisions which may make it difficult to replace or remove our current management and could also result in significant dilution to an investment in our common stock.

Our Articles of Incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of common stock, $0.001 par value, and of up to 1,000,000 shares of preferred stock, $0.001 par value, with such rights and preferences as may be determined from time to time by our Board of Directors.  Our Board of Directors may, without requiring shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting or other rights which could supercede and/or adversely affect the voting power and/or other rights of the holders of our common stock.  The ability of our Board of Directors to issue shares of common stock and/or preferred stock may prevent any shareholder attempt to replace or remove current management and/or could make it extremely difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  Additionally, the issuance of additional common stock or preferred stock in the future may significantly reduce your proportionate ownership and voting power.

It is important to note that as of March 27, 2015 we had no shares of preferred stock issued or outstanding.

If our common stock is accepted for quotation on the OTC Bulletin Board it will be subject to the "Penny Stock" rules of the SEC which may limit the trading market in our common stock and make transactions in our stock cumbersome, thereby possibly reducing the value of an investment in our common stock.

We are in the process of having our shares of common stock quoted on the OTC Bulletin Board (“OTCBB”).  We can offer no assurances that our shares of common stock will ever be quoted on the OTCBB.  However, if our shares of common stock are ever quoted on the OTCBB, they will be deemed a “penny stock” and therefore subject to the “penny stock” rules.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information, investment experience and investment objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to sell shares of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The OTC Bulletin Board is a quotation system, not an issuer listing service, market, or exchange.  Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange.

We intend to attempt to have our shares of common stock listed on the OTC Bulletin Board (“OTCBB”).  The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices, and volume limitations in over-the-counter securities.  Because trades and quotations on the OTCBB involve a manual process, the market information for such securities cannot be guaranteed.  In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting, and the delivery of legal trade confirmation may be delayed significantly.  Consequently, you may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price that was quoted by the OTCBB at the time of the order entry.

Orders for OTCBB securities may be cancelled or edited like orders for other securities.  All requests to change or cancel an order must be submitted to, received by, and processed by the OTCBB.  Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit their order in a timely manner.  Consequently, you may not be able to sell shares of our common stock at optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTCBB if the common stock or other security must be sold immediately.  Further, purchasers of securities may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTCBB may not have a bid price for securities bought and sold through the OTCBB.  As such, demand for securities that are traded through the OTCBB may be decreased or eliminated.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources which may materially affect our profitability and results of operations.

We expect the market for our common stock, if one ever develops, to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

We have identified deficiencies in our current internal controls over financial reporting.  Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

Our business is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  We are also required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  We have, through the participation of our sole officer and director, Gregory Galanis, assessed the current effectiveness of our internal control over financial reporting.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our current internal controls over financial reporting are not effective due to control deficiencies that constituted material weaknesses.

We have identified a lack of sufficient personnel in the accounting function due to the limited resources of Stream Flow with appropriate skills, training, and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.  To this extent, we have identified specific remedial actions we intend to undertake prior to the end of the current fiscal year ending December 31, 2014 to address the current material weaknesses described above:

•

Improve the effectiveness of the accounting group by augmenting our existing resources with additional outside consultants to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures; and

•

Improve segregation procedures by strengthening cross approval of various functions, particularly quarterly and annual internal audit procedures.

If we are unable to implement the above changes effectively or efficiently, it could harm our operations, financial reporting or financial results.

We are classified as an “emerging growth company” as well as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an "emerging growth company", as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year.  In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

We have elected to use the extended transition period for complying with the new or revised accounting standards under Section 102(b)(2)(B) of the JOBS Act.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 401 East Howard St., Bellefonte, PA  16823 and our telephone number at that address is (704) 840-5619.  This office space is being provided to us by our President and Chief Executive Officer, Gregory Galanis, free of charge.

We do not hold ownership or leasehold interest in any property or equipment.

Item 3.  Legal Proceedings

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

There is currently no active trading market for our common stock.  We have an application pending to the Financial Industry Regulatory Authority (FINRA) through a registered broker-dealer/market maker to make a market for our common stock on the OTCBB.  There can be no assurance, however, that the application will be accepted or, if accepted, that any trading market will ever develop or be maintained on the OTCBB.  Any trading market that may develop in the future for our common stock will most likely be very volatile and numerous factors beyond our control may have a significant effect on the market.  Only companies that report their current financial information to the SEC may have their securities included on the OTCBB.  We are currently considered a “reporting issuer”.  However, in the event that we lose our status as a "reporting issuer", any future quotation of our common stock on the OTCBB may be jeopardized.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information, investment experience and investment objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to sell shares of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock if it becomes subject to these penny stock rules.  Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling shares of our common stock.

Holders of Record

As of March 27 2015, we had 101,150,000 shares of our common stock issued and outstand held by approximately 42 stockholders of record; this figure does not include any shareholders electing to beneficially own their shares through nominees such their stock broker or other financial institution.  We had no shares of preferred stock issued and outstanding.

Dividend Policy

We have never declared or paid cash dividends.  We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future.  Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our directors.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock.  Therefore, stockholders may have difficulty selling their shares of our common stock.

Common Stock

Our Articles of Incorporation, as amended, authorizes us to issue up to 500,000,000 shares of common stock, $0.001 par value.  Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors.  Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock.  All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

Our Board of Directors is authorized to issue additional shares of common stock not to exceed the amount authorized by the Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

In the event of our liquidation or dissolution, all shares of our common stock are entitled to share equally in our assets available for distribution to stockholders.  However, the rights, preferences and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of preferred stock that our Board of Directors may decide to issue in the future.

As of March 27, 2015 we had 101,150,000 shares of common stock issued and outstanding held by 42 shareholders.  There presently is no public trading market for our shares of common stock.  Further, we have not taken any steps to have our shares of common stock quoted on the OTC Bulletin Board (“OTCBB”) or other public trading market.  We can offer no assurances that our shares of common stock will ever be quoted on the OTCBB or any other public trading market.

Preferred Stock

Our Articles of Incorporation, as amended, authorizes us to issue up to 1,000,000 shares of preferred stock, $0.001 par value.  Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms.  We believe that the Board of Directors’ power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future.  The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders.  The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of March 27, 2015 we had no shares of preferred stock issued or outstanding.  Further, we have no present plans to issue any shares of preferred stock.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our stock or any rights convertible or exchangeable into shares of our stock.

Shares Eligible for Future Sale

There presently is no public market for our common stock.  While we have initiated the process to have our shares of common stock quoted on the OTC Bulletin Board (“OTCBB”) we can offer no assurances that our common stock will ever be quoted on the OTCBB.  If the event we do get approved for quotation on the OTCBB, future sales of substantial amounts of our common stock in the public market could adversely affect prevailing market prices of our common stock as well as our ability to raise equity capital in the future.

As of March 27 2015 we have 101,150,000 shares of common stock issued and outstanding.  Of these shares outstanding 1,025,000 are free-trading.  The remaining 100,125,000 shares of our common stock issued and outstanding are subject to the restrictions and sale limitations imposed by Rule 144.  Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one (1) year after Stream Flow is no longer deemed a “shell company” as defined in Rule 12b-2 of the Exchange Act, as amended.

The eventual availability for sale of substantial amounts of common stock under Rule 144 could adversely affect prevailing market prices for our securities, if a market ever develops.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 27, 2015 we did not have any authorized Equity Compensation Plans.

Transfer Agent

VStock Transfer, LLC

18 Lafayette Place

Woodmere, NY  11598

(212) 828-8436 Phone

(646) 599-1296 Fax

www.VStockTransfer.com

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since inception on June 27, 2013 through March 27, 2015.

On June 27, 2013, we issued 60,000,000 shares of common stock, $0.001 par value, to Gregory Galanis in consideration of his services to us as an officer and director.  We issued these shares as Founder’s Shares.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of Mr. Galanis’s relationship with us he had access to all relevant information relating to our business and represented that they each had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On June 27, 2013, we issued an aggregate of 20,000,000 shares of common stock to four consultants in consideration of their services in lieu of cash.  We valued these shares at $240,000, or $0.012 a share, based on the value of the services provided.  These shares were issued without any type of clawback provision and, as such, Stream Flow expensed the full value of these issuances during the fiscal year ended December 31, 2013.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship to us these consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.  The following table summarizes these share issuances:

Consultant Name	Number of Shares Received	Aggregate Valuation ($)

Domenico Battaglia	5,000,000 shares of restricted common stock	$60,000
Natalia Ourbakh	5,000,000 shares of restricted common stock	$60,000
Annika Prim	5,000,000 shares of restricted common stock	$60,000
Nina Edstrom	5,000,000 shares of restricted common stock	$60,000
	20,000,000 shares of restricted common stock	$240,000

On August 9, 2013, we issued 250,000 shares of common stock, $0.001 par value, to Michael Etheredge in consideration of his services to us as an executive officer.  We valued these shares at $3,000, or $0.012 a share, based on the value of the services provided.  These shares were issued without any type of clawback provision and, as such, Stream Flow expensed the full value of this issuance during the fiscal year ended December 31, 2013.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of Mr. Etheredge’s relationship with us he had access to all relevant information relating to our business and represented that they each had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On December 2, 2013, we issued 20,000,000 shares of common stock to Blue Water Global Group, Inc. in consideration of its services in lieu of cash.  We valued these shares at $240,000, or $0.012 a share, based on the value of the services provided.  These shares were issued without any type of clawback provision and, as such, Stream Flow expensed the full value of this issuance during the fiscal year ended December 31, 2013.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of its relationship to us, Blue Water Global Group, Inc. had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2014, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a development stage corporation with only limited early stage operations.  Our independent registered public accounting firm has issued a going concern opinion in their audit report included in the financial statements that are a part of this Annual Report on Form 10-K.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Although we are executing on our business plan and have generated some revenue, we are not presently generating sufficient annual revenue to meet our financial obligations, particularly our ongoing reporting requirements with the SEC.  Accordingly, we must raise additional cash from sources other than operations.

To meet our need for cash we presently are exploring other such sources of funding, including raising funds through a second public offering, a private placement of securities and/or loans.  If we are unable to raise this additional funding, we may have to suspend operations until we do raise the cash or cease operations entirely.

The following discussion should be read in conjunction with our financial statements and the notes thereto and the other information included in this Annual Report as filed with the SEC on Form 10-K.

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

To become profitable and competitive, we need to raise additional capital to (i) acquire new computer hardware and developer software licenses, (ii) expand into larger offices with more advanced communications systems, and (iii) commence actively marketing our products and services.  We anticipate relying on equity sales of our common stock in order to continue to fund our business operations until we are able to generate sufficient revenues to cover our operating expenses, which may never happen.  Issuances of additional shares will result in dilution to our then existing stockholders.  There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on loans from our officers, sole director or outside shareholders.  However, there are no assurances that any of these sources will provide us with any additional funds.

Currently, we do not have any arrangements for additional financing.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Operations

For the ease of reference, we refer to the fiscal year ended December 31, 2014 as fiscal 2014 or the fiscal year ended December 31, 2014 and for the period from June 27, 2013 (inception) through December 31, 2013 as fiscal 2013 or the fiscal year ended December 31, 2013.

Fiscal Year Ended December 31, 2014 and for the Period of June 27, 2013 (Inception) Though December 30, 2013

Revenues.  We generated $10,000 in revenue during fiscal 2014 compared to $-0- for fiscal 2013.  This revenue was generated from a single consulting contract that was completed during the three-months ended December 31, 2014.

Operating Expenses.  Our total operating expenses for fiscal 2014 were $81,160 compared to $483,075 for fiscal 2013, which represents a decrease of ($401,915), or (83.2%).  The decrease in operating expenses is primarily the result of a one-time non-cash expense relating to the issuance of shares of our common stock to consultants expensed during fiscal 2013.  Our ongoing operating expenses are primarily related to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations.  We generated a loss of ($71,170) from operations during fiscal 2014 compared to an operating loss of ($483,080) during fiscal 2013, which represents a decrease of ($411,910), or (85.3%).  The decrease in our loss from operations is primarily the result of a one-time non-cash expense relating to the issuance of shares of our common stock to consultants expensed during fiscal 2013.  Our ongoing operating expenses are primarily related to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During fiscal 2014 we recorded ($10) in other expenses compared to ($5) during fiscal 2013, which was comprised entirely of imputed interest expenses related to a note payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We realized a net loss of ($71,170) during fiscal 2014 compared to a net loss of ($483,080) during fiscal 2013, which represents a decrease of ($411,910), or (85.3%).  The decrease in our net loss is primarily the result of a one-time non-cash expense relating to the issuance of shares of our common stock to consultants expensed during fiscal 2013.  Our ongoing operating expenses are primarily related to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Cumulative During the Development Stage – June 27, 2013 (inception) through December 31, 2014

For ease of reading we refer to the period of June 27, 2013 (inception) through December 31, 2014 as the “Developmental Period”.

Revenues.  We have generated $10,000 in revenue during the Development Period, which was the result of a single consulting contract that was completed during the three-months ended December 31, 2014.

Operating Expenses.  Our total operating expenses for the Developmental Period were $564,235.  These operating expenses are primarily attributable to organizational costs related to our formation, issuing shares of our common stock to our officers, directors, and outside consultants, preparing and filing a registration statement on Form S-1 with the Securities and Exchange Commission, and complying with our SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Loss From Operations.  We have incurred an operating loss of ($554,235) during the Developmental Period.  The loss from operations is primarily attributable to organizational costs related to our formation, issuing shares of our common stock to our officers, directors, and outside consultants, preparing and filing a registration statement on Form S-1 with the Securities and Exchange Commission, and complying with our SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses).  During the Developmental Period we recorded ($15) in other expenses, which was comprised entirely of imputed interest expenses related to a note payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We have incurred a net loss of ($554,250) during the Developmental Period.  The net loss is primarily attributable to organizational costs related to our formation, issuing shares of our common stock to our officers, directors, and outside consultants, preparing and filing a registration statement on Form S-1 with the Securities and Exchange Commission, and complying with our SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($50,960) as of December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2014, we had assets totaling $12,724, which was comprised solely of cash.  We had total liabilities of ($63,684), which consisted of accounts payable of ($63,584) and a note payable to a related party ($100).  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.), nor do we anticipate obtaining any external credit facilities in the immediate future.

We expect to incur continued losses over the next 12 months, possibly even longer.  We believe that we need at least $125,000 to meet our minimal working capital requirements over the next 12 months to properly implement our business plan.

We have had limited operations to date which have been funded primarily by our officers, directors, and current stockholders.  In order to expand and commence full-scale operations and meet our planned capital expenditures over the next 12 months we need to raise at least $125,000 in additional capital to (i) acquire additional computer hardware and developer software licenses, (ii) expand into larger offices with more advanced communications systems, and (iii) commence actively marketing our products and services.

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

Without limiting our available options, future equity financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we cannot secure adequate financing we may be forced to cease operations and you will lose your entire investment.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet transactions.

Contractual Obligations

As of December 31, 2014 we did not have any contractual obligations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Stream Flow’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal year ended December 31, 2014, the period from June 27, 2013 (inception) through December 31, 2013, and cumulative from June 27, 2013 (inception) to December 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2014 and 2013, Stream Flow had no cash equivalents.

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

Accounts Receivable

Accounts receivable are stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of December 31, 2014 and 2013 the allowance for doubtful accounts was $-0-.

Investments

Stream Flow accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of December 31, 2014 and 2013, Stream Flow had no investments.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Stream Flow’s financial instruments as of December 31, 2014 are as follows:

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$12,724	$12,724	$-	$-
	$12,724	$12,724	$-	$-

Liabilities
Accounts payable	$63,584	$63,584	$-	$-
Note payable to related party	100	100
	$63,684	$63,684	$-	$-

The estimated fair values of the Stream Flow’s financial instruments as of December 31, 2013 are as follows:

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$100	$100	$-	$-
	$100	$100	$-	$-

Liabilities
Accounts payable	$75	$75	$-	$-
Note payable to related party	100	100	-	-
	$175	$175	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period June 27, 2013 (inception) to December 31, 2014 the Company had no dilutive financial instruments issued or outstanding.

Income Taxes

We account for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

We maintain a valuation allowance with respect to deferred tax assets.  Stream Flow establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration Stream Flow’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as Stream Flow generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Recently Issued Accounting Pronouncements

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

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."  The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of ASU No. 2013-11 is not expected to have a material impact on Stream Flow’s Financial Statements.

On June 10, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminates development stage reporting requirements under FASB ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of FASB ASC 275. As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated. The presentation and disclosure changes to FASB ASC 915 are effective for public entities for annual periods beginning after December 15, 2014, and the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015. Stream Flow has not adopted these provisions and continues to follow development stage reporting requirements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  Stream Flow is currently evaluating the impact of this pronouncement.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. Stream Flow does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

Stream Flow has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

40

Item 8.  Financial Statements and Supplementary Data

Table of Contents

Item	Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2014 and 2013	F-3

Statements of Operations for the fiscal year ended December 31, 2014, for the period from June 27, 2013
     (inception) to December 31, 2013 and for the period from June 27, 2013 (inception) to December 31, 2014

F-4

Statement of Stockholders’ (Deficit) for the period from June 27, 2013 (inception) to December 31, 2014	F-5

Statements of Cash Flows for the fiscal year ended December 31, 2014, for the period from June 27, 2013
     (inception) to December 31, 2013 and for the period from June 27, 2013 (inception) to December 31, 2014

F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Stream Flow Media, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Stream Flow Media, Inc. (A Development Stage Company) as of December 31, 2014 and 2013 and the related statements of operations, changes in stockholders deficit, and cash flows for the period ended December 31, 2014, the period from June 27, 2013 (inception) to December 31, 2013, and the period from June 27, 2013 (inception) to December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stream Flow Media, Inc. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

April 6, 2015

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	12/31/14	12/31/13
Current assets:
Cash and equivalents	$12,724	$100
	12,724	100

Total assets:	$12,724	$100

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$63,584	$75
Notes payable (related party)	100	100
Total current liabilities	63,684	175

Total liabilities	$63,684	$175

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 101,150,000 and 100,250,000 shares issued and outstanding, respectively	101,150	100,250
Additional paid-in capital	402,140	382,755
(Deficit) accumulated during the development stage	(554,250)	(483,080)

Total stockholders’ (deficit)	$(50,960)	$(75)

Total liabilities and stockholders’ (deficit)	$12,724	$100

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the fiscal year ended December 31, 2014	For the period from 6/27/13 (inception) to December 31, 2013	For the period from 6/27/13 (inception) to December 31, 2014

Revenues, net	$10,000	$-	$10,000

Cost of revenues	-	-	-

Gross profit	$10,000	$-	$10,000

Expenses:
General and administrative	876	25	901
Consulting fees	2,284	480,000	482,284
Accounting fees	5,000	-	5,000
Legal fees	73,000	50	73,050
Officer incentive fees	-	3,000	3,000
Total expenses	81,160	483,075	564,235

(Loss) from operations	(71,160)	(483,075)	(564,235)

Other income (expense)
Interest expense	(10)	(5)	(15)
Total other income (expense)	(10)	(5)	(15)

Provision for income taxes	-	-	-

Net (loss)	(71,170)	(483,080)	(554,250)

(Loss) per common share, basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding, basic and diluted	100,296,301	83,294,118

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from June 27, 2013 (inception) to December 31, 2014

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount

Balance, June 27, 2013 (inception)	-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	60,000,000	60,000	(60,000)	-	-

Issuance of common shares to officers	250,000	250	2,750	-	3,000

Issuance of common shares to consultants	40,000,000	40,000	440,000	-	480,000

Imputed interest	-	-	5	-	5

Net (loss) for the period	-	-	-	(483,080)	(483,080)

Balance, December 31, 2013	100,250,000	$100,250	$382,755	$(483,080)	$(75)

Imputed interest	-	-	10	-	10

Issuance of common shares for cash	900,000	900	8,100	-	9,000

Expenses paid by related party	-	-	11,275	-	11,275

Net (loss) for the period	-	-	-	(71,170)	(71,170)

Balance, December 31, 2014	101,150,000	$101,150	$402,140	$(554,250)	$(50,960)

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the fiscal year ended December 31, 2014	For the period from June 27, 2013 (inception) to December 31, 2013	For the period from June 27, 2013 (inception) to December 31, 2014
Cash flows from operating activities:
Net (loss)	$(71,170)	$(483,080)	$(554,250)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued to executive officer	-	3,000	3,000
Common stock issued in connection with services provided by consultants	-	480,000	480,000
Imputed interest on related party loan	10	5	15
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	63,509	75	63,584

Net cash provided (used) by operating activities	(7,651)	-	(7,651)

Cash flows from financing activities:
Increase in notes payable to a related party	$-	$100	$100
Expenses paid by related party	11,275		11,275
Issuance of common shares for cash	9,000	-	9,000

Net cash provided by financing activities	20,275	100	20,375

Net increase (decrease) in cash	12,624	100	12,724

Cash – beginning of period	100	-	-

Cash – end of period	$12,724	$100	$12,724

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s stock)	$-	$-	$60,000
	$-	$-	$60,000
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 30, 2014

NOTE 1 – Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of December 31, 2014, for the period June 27, 2013 (inception) to December 31, 2013, and for the period June 27, 2013 (inception) to December 31, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2014 and 2013, the Company had no cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of December 31, 2014 and 2013, the Company had no investments.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of December 31, 2014 are as follows:

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$12,724	$12,724	$-	$-
	$12,724	$12,724	$-	$-

Liabilities
Accounts payable	$63,584	$63,584	$-	$-
Note payable to related party	100	100
	$63,684	$63,684	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2013 are as follows:

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$100	$100	$-	$-
	$100	$100	$-	$-

Liabilities
Accounts payable	$75	$75	$-	$-
Note payable to related party	100	100	-	-
	$175	$175	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period June 27, 2013 (inception) to December 31, 2014 the Company had no dilutive financial instruments issued or outstanding.

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

NOTE 2 – Development Stage Activities and Going Concern

The Company is in the development stage and has minimal operations, and as such has devoted most of its efforts since its inception to developing its business plan, issuing common stock, attempting to raise capital, establishing its accounting systems and other administrative functions, and trying to secure prospective clients.  Stream Flow utilizes proprietary technology created by its founder over the past few years to develop applications that are specifically branded towards the client’s business and unique needs.  Gregory Galanis, our President and CEO, retains full ownership of this proprietary technology but has exclusively licensed it to Stream Flow at no cost as long as Mr. Galanis is employed by Stream Flow.  Applications created using this technology and new technologies currently under development by Stream Flow may be used on mobile devices, social media networks, and web-based platforms.  In addition to developing CL&R application for its clients, Stream Flow is also developing its own gaming applications that will be marketed under its own brand.

While the management of the Company believes that Stream Flow will be successful in its planned operating and capital formation activities, there can be no assurance that it will be able to successfully execute on either of these or that it will be able to generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover operating costs, and as such, has incurred an operating loss since its inception.  Further, as of December 31, 2014, the Company had a total stockholders’ deficit of ($50,960).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.001 per share.

During the period June 27, 2013 (inception) to December 31, 2014 the Company issued an aggregate of 101,150,000 shares as follows:

Date of Issue	Description of Issuance	Shares Issued

6/27/13	Issuance of Founder’s Shares to founding officer and director	60,000,000
6/27/13 (*)	Issuance of common stock to consultants (non-related) for assistance with early stage development services. These shares were valued at $240,000, or $0.012 per share, based on the value of the services provided.	20,00,000
8/9/13 (*)	Issuance of common stock to Michael Etheredge for joining the Company as a Vice President and Creative Director. These shares were valued at $3,000, or $0.012 per share, based on the value of the services provided.	250,000
12/2/13 (*)	Issuance of common stock to Blue Water Global Group, Inc. (OTCBB: BLUU) for assisting with our efforts and covering all cash expenses associated with the Company’s attempt to obtain a listing on the OTC Bulletin Board. These shares were valued at $240,000, or $0.012 per share, based on the value of the services provided.	20,000,000
11/26/14	Issuance of an aggregate of 900,000 shares for cash in a registered offering. These shares were sold for $9,000, or $0.01 per share.	900,000
	Aggregate shares issued	101,150,000

(*) – These share issuances for services were issued without any type of clawback provision.  As a result the Company expensed the full value of the issuance during the fiscal year ended December 31, 2013.

As of December 31, 2014, the Company had 101,150,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 1,000,000 shares with a par value of $0.001 per share.

As of December 31, 2014, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Related Party Transactions

As of December 31, 2014, the Company operated out of office space that is being provided to us by our President and Chief Executive Officer, Gregory Galanis, free of charge.  There is no written agreement or other material terms relating to this arrangement.

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

On December 2, 2013 we issued 20,000,000 restricted shares of our common stock to Blue Water Global Group, Inc. (“Blue Water”) in lieu of cash.  These shares were valued at an aggregate of $240,000, or $0.012 per share, based on the value of the services provided.

As of December 31, 2014, Blue Water had paid $11,275 in expenses on behalf of the Company related to its effort to obtain a listing on the OTC Bulletin Board.  These expenses were included in the financial statements under Additional Paid-In Capital.

As of December 31, 2014, the Company had a note payable to a related party stockholder in the amount of $100.  This note is payable on demand and is non-interest bearing.  As of December 31, 2014 this note payable had accrued $15 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

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

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."  The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company’s Financial Statements.

On June 10, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminates development stage reporting requirements under FASB ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of FASB ASC 275. As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated. The presentation and disclosure changes to

FASB ASC 915 are effective for public entities for annual periods beginning after December 15, 2014, and the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015. The Company has not adopted these provisions and continues to follow development stage reporting requirements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The Company is currently evaluating the impact of this pronouncement.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 7 – Subsequent Events

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

Based on management’s assessment, we have concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on June 27, 2013 and, as of December 31, 2014, have not been remedied.

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

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our principal executive officer and sole director, Gregory Galanis, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014 due to control deficiencies that constituted material weaknesses.

Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of Stream Flow with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

We are in the process of developing and implementing remediation plans to address our material weaknesses in our internal controls.

Management has identified specific remedial actions to address the material weaknesses described above:

•

Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures.  We plan to mitigate the segregation of duties issue by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations and/or have raised significant additional working capital; and

•

Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

(b) Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by Stream Flow’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Stream Flow to provide only management's report in this Annual Report.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2014 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position

Gregory Galanis	32	President, Chief Executive Officer, Treasurer, Secretary, and Sole Director
Michael D. Etheredge	30	Vice President and Creative Director

Our Board of Directors is comprised of only one class of director.  Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified.  Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified.  There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may, directly or indirectly, participate in or influence the management of our business affairs.  The following is a brief account of the business experience of each of our directors and executive officers.  There is no family relationship between any director or executive officer.

Gregory Galanis, is our founder and has served as our President, Chief Executive Officer, Treasurer, Secretary and as a Director since our inception on June 27, 2013.  Mr. Galanis is an entrepreneur that brings to us over 13 years of sales, management and development experience with development stage businesses.  Prior to founding Stream Flow, Mr. Galanis founded Sweet Spot Games, Inc. in June 2007, a developer of online skill-based games.  Mr. Galanis left Sweet Spot Games in March 2011 to pursue other independent business consulting opportunities, which included assisting Derma Dog, Pass The Notes, Kiron Interactive, and most recently ClearPay Systems, Inc. with developing their websites and online marketing campaigns to build their online presence and market their services through pay-per-click campaigns and affiliate marketing networks.  Although Mr. Galanis is presently not performing any consulting work to client businesses, he continues to offer and make himself available to perform these types of consulting services to prospective businesses concurrently with his duties at Stream Flow.

Prior to founding Sweet Spot Games, Mr. Galanis founded ExchangePulse in February 2004, a Canadian based company focused on developing the first “thin-client”, zero-footprint, web-based securities trading interface.  ExchangePulse worked with Standard & Poor’s, Comstock, Reuters and TD Canada Trust to develop a seamless, real-time, data compression technology that dynamically “pushed” dynamic data feeds into an open platform Application Programming Interface (“API”), which is known today as Ajax.  This technology has since been used as an in-house platform for several private equity trading firms and financial institutions.

Mr. Galanis is not currently an officer or director of any other reporting company.  Mr. Galanis is presently devoting approximately 80%, or about 35 hours a week, of his business time to our affairs.

Michael D. Etheredge, has served as our Vice President and Creative Director since August 2013.  Mr. Etheredge brings to Stream Flow a diverse background in graphic design, online marketing and application design and integration.

Prior to joining Stream Flow, Mr. Etheredge joined Toner Express, USA in February 2012 as an Online Sales Marketing Coordinator.  At Toner Express he coordinated various integrated communication and marketing activities, developed standardized presentations and created sales scripts and proposals that resulted in a 47% increase in online revenue growth during his tenure.

In April 2009, before joining Toner Express, Mr. Etheredge worked as a Graphic Designer and Web Developer at Artisan Blue in Washington, D.C.  In June 2005, prior to joining Artisan Blue, Mr. Etheredge worked as a Graphic Designer at New Way Media located in Charlotte, North Carolina where he worked on major projects, including the Kellogg Conference Hotel, US National Whitewater Center Olympic Trials and the Web Accelerator Marketing.

Mr. Etheredge graduated with an Associate Degree of Applied Science in Graphic Design from The Art Institute of Charlotte, North Carolina in June 2005 and subsequently received his Bachelor of Arts Degree in Graphic Design from the same institution in April 2009.

Mr. Etheredge is not currently an officer or director of any other reporting company.  Mr. Etheredge presently devotes approximately 80%, or about 35 hours a week, of his business time to our affairs.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of our Board of Directors.  As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert.  We believe that the cost of retaining such a financial expert at this time is prohibitive.  Further, because we are a development stage business, we believe the services of an audit committee financial expert are not necessary at this time.

Involvement in Legal Proceedings

None of our officers or directors – past or present – have appeared as a party during the past ten (10) years in any legal proceedings that may bear on their ability or integrity to serve as an officer or director of Stream Flow.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors.  Thus, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation, including his own, and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our officers or sole director.

Board of Director’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by Stream Flow.  These risks include financial, technological, competitive and operational risks.  The Board of Directors dedicates time at each of its meetings to review and consider the relevant risks faced at that time.  In addition, since Stream Flow does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of Stream Flow’s financial risk exposures.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, require Stream Flow's executive officers, directors and persons who own more than 10% of a registered class of Stream Flow's equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of common stock and other equity securities of Stream Flow on Form(s) 3, 4, and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish Blue Water with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with and that there were no deficiencies.

Item 11.  Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from inception on June 27, 2013 through December 31, 2014.  Our fiscal year end is December 31.  No cash compensation has been paid to our officers from inception on June 27, 2013 through December 31, 2014.  We have no plans to begin paying our officers any cash compensation during the current fiscal year ending December 31, 2015.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

Gregory Galanis, President,CEO, Treasurer, Secretary and Sole Director (1)	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Michael Etheredge, Vice President and Creative Director (2)	2014 2013	0 0	0 0	0 3,000	0 0	0 0	0 0	0 0	0 3,000

(1)

Gregory Galanis received 60,000,000 shares of our common stock on June 27, 2013.  These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.  As of December 31, 2014, Mr. Galanis has received no other compensation.

(2)

Michaeal Etheredge received 250,000 shares of our common stock on August 9, 2013.  These shares were valued at an aggregate of $3,000, or $0.012 a share.  As of December 31, 2014, Mr. Etheredge has received no other compensation.

The following table sets forth information with respect to compensation paid by us to our directors from inception on
June 27, 2013 through December 31, 2014.  Our fiscal year end is December 31.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

Gregory Galanis	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.  There are no stock option, retirement, pension or profit sharing plans for the benefit of our officers and directors.

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.  As of the date of this Annual Report we had no employees other than those listed above.  All future employment arrangements are subject to the discretion of our Board of Directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Gregory Galanis received 60,000,000 shares of our common stock as compensation for his services.  These shares were issued on June 27, 2013 and were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.

Michael Etheredge received 250,000 shares of our common stock as compensation for his services.  These shares were issued on August 9, 2013 and were recorded with an aggregate valuation of $3,000, or $0.012 a share.

We have no plans to begin paying our officers any cash compensation during the current fiscal year ending December 31, 2015.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of December 31, 2014 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

As of December 31, 2014, we had 101,150,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (Common)	Shares of Preferred Stock	Percentage of Class (Preferred)

Officers and Directors
Gregory Galanis, President, CEO, Treasurer, Secretary, and Sole Director (1)	60,000,000	59.3%	-0-	0%
Michael Etheredge, Vice President and Creative Director (2)	250,000	0.2%	-0-	0%
All officers and directors as a group (2 persons)	60,250,000	59.6%	-0-	0%

Five Percent Stockholders
Blue Water Global Group, Inc. (3)	20,000,000	19.8%	-0-	0%

(1)

On June 27, 2013, we issued 60,000,000 restricted shares of our common stock to our President and Chief Executive Officer, Gregory Galanis, as Founder’s Stock, which was recorded with a net valuation of $-0-.

(2)

On August 9, 2013, we issued 250,000 restricted shares of our common stock to Michael Etheredge as inducement for him accepting the executive officer positions of Vice President and Creative Director.  We valued these shares at $3,000, or $0.012 a share.

(3)

On December 2, 2013, we issued 20,000,000 shares of common stock to Blue Water Global Group, Inc. in consideration of its services in lieu of cash.  We valued these services at $240,000, or $0.012 a share.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2014 we did not have any authorized Equity Compensation Plans.  Further, we have no plans to create any such plan or plans during the fiscal year ending December 31, 2015.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of Stream Flow.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We are currently operating out of office space provided by our President and Chief Executive Officer, Gregory Galanis.  This arrangement was agreed upon by Mr. Galanis on a rent-free basis for an indeterminate period of time.  There is no written agreement or other material terms or arrangements relating to this arrangement.  Should Mr. Galanis become uninvolved in our business this arrangement would certainly come to an end and we would be required to seek office space elsewhere, potentially at great expense to us.

As of December 31, 2014, our principal executive officer and sole director, Gregory Galanis, had loaned us $100.  This debt is in the form of a non-interest bearing demand loan.  As of December 31, 2014 this note has accrued $15 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

Other than the foregoing, we do not currently have any conflicts of interest.  We have not yet formulated a policy for handling conflicts of interest.  However, we intend to do so prior to hiring our full-time first employee.

Share Issuances to Promoters

On June 27, 2013 we issued 60,000,000 restricted shares of our common stock, par value $0.001, to our President and Chief Executive Officer, Gregory Galanis, as Founder’s Shares, which were recorded with a net valuation of $-0-.

On June 27, 2013 we issued an aggregate of 20,000,000 restricted shares of our common stock to four consultants for assisting with our early business development in lieu of cash.  These shares were valued at an aggregate of $240,000, or $0.012 per share, based on the value of the services provided.

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

As of December 31, 2014, and because of their positions and involvement in our business organization and development, the following table summarizes our current promoters as defined by Rule 405 of Regulation C and the nature and amount of their compensation:

Promoter’s Name	Number of Shares Issued to Promoter	Aggregate Valuation ($)

Gregory Galanis, President, CEO and Chairman (1)	60,000,000 shares of restricted common stock	$-0-
Michael Etheredge, Vice President and Creative Director	250,000 shares of restricted common stock	3,000
Blue Water Global Group, Inc. (2)	20,000,000 shares of restricted common stock	240,000
	80,250,000 shares of restricted common stock	$243,000

(1)

Issued as Founder’s Shares, which are recorded with a net valuation of $-0-.

(2)

Blue Water Global Group, Inc. received these shares as consideration for paying all relevant expenses associated with assisting Stream Flow with its efforts to obtain a listing on OTC Bulletin Board.

As of December 31, 2014, we had no agreements in place to provide additional compensation to any of the above promoters.

Indemnification

Our Articles of Incorporation and Bylaws (Articles VIII) allow us to indemnify our officers, directors, employees and agents against reasonably incurred expenses (including legal fees), judgments, penalties, fines and amounts incurred in the settlement of any action, suit or proceeding if it is determined that such person conducted himself in good faith and that he reasonably believed (i) in the case of conduct in his official capacity, that his conduct was in Stream Flow’s best interest, (ii)

in all other cases (except criminal proceedings) that his conduct was at least not opposed to Stream Flow’s best interests, or (iii) in the case of any criminal proceeding, that he has not reasonable cause to believe that his conduct was unlawful.

This determination shall be made by a majority vote of directors at a meeting at which a quorum is present, provided however that the quorum can only consist of directors not parties to the proceeding.  If a quorum cannot be obtained, the determination may be made by a majority vote of a committee of the board, consisting of two or more directors who are not parties to the proceeding.  Directors who are parties to the proceeding may participate in the designation of members to serve on the committee.  If a quorum of the board or a committee cannot be established, the determination may be made (i) by independent legal counsel selected by a vote of the board of directors or committee in the manner described in this paragraph or, if a quorum cannot be obtained or a committee cannot be established, by independent legal counsel selected by a majority of the full board (including directors who are parties to the proceeding) or (ii) by a vote of the shareholders.  Any officer, director, employee or agent may seek court-ordered indemnification from the court conducting the proceeding.  The court may then determine whether such person should be entitled to indemnification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of Stream Flow in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by Stream Flow is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Section 7-108-402 of the Colorado Business Corporation Act (“Act”) provides, generally, that the articles of incorporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision shall not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or its shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 7-108-403 of the Act (unlawful distributions), or (iv) any transaction from which the director directly or indirectly derived an improper personal benefit. Such provision may not eliminate or limit the liability of a director for any act or omission occurring prior to the date on which such provision becomes effective.  Stream Flow’s articles of incorporation contain such a provision.

Section 7-109-103 of the Act provides, that a corporation organized under Colorado law shall be required to indemnify a person who is or was a director of the corporation or an individual who, while serving as a director of the corporation, is or was serving at the corporation’s request as a director, an officer, an agent, an associate, an employee, a fiduciary, a manager, a member, a partner, a promoter, or a trustee of, or to hold any similar position with, another domestic or foreign corporation or other person or of an employee benefit plan (a “Director”) of the corporation and who was wholly successful, on the merits or otherwise, in the defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a “Proceeding”), in which he was a party, against reasonable expenses incurred by him in connection with the Proceeding, unless such indemnity is limited by the corporation’s articles of incorporation.

Section 7-109-102 of the Act provides, generally, that a corporation may indemnify a person made a party to a Proceeding because the person is or was a Director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, the person’s conduct was in the corporation’s best interests and, in all other cases, his or her conduct was at least not opposed to the corporation’s best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful.  A corporation may not indemnify a Director in connection with any Proceeding by or in the right of the corporation in which the Director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the Director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the Director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

Under Section 7-109-107 of the Act, unless otherwise provided in the articles of incorporation, a corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a Director and may indemnify an officer, employee, fiduciary, or agent who is not a Director to a greater extent, if not inconsistent with public policy and if provided for by its bylaws, general or specific action of its board of directors or shareholders, or contract.

Director Independence

The OTC Bulletin Board (“OTCBB”), the exchange we anticipate our shares of common stock will eventually trade, does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15).  Based on these widely-accepted criteria, we have determined that none of our directors are independent at this time.

It is important to note that we have not taken any steps towards obtaining a listing on the OTCBB.  Further, we can provide no guarantee that our common stock will ever be approved for listing on the OTCBB or, if approved, that a market will ever develop for our shares of common stock.

No member of management is or will be required by us to work on a full time basis.  Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, New York Stock Exchange (NYSE), American Stock Exchange (AMEX), and NASDAQ Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance.  These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market.  Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees.  As a result, these directors have the ability, among other things, to determine their own level of compensation.  Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required.  However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002.  The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers.  The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the annual audit of our financial statements and review of financial statements included in our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

For the Fiscal Year Ended
	December 31, 2014	December 31, 2013

Audit Fees	$5,000	$-0-
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors, as well as the limited financial resources and minimal operations of Stream Flow, our Board acts as our Audit Committee.  Our Board pre-approves all audit and permissible non-audit services.  These services may include audit services, audit-related services, tax services and other services.  Our Board approves these services on a case-by-case basis.

PART IV

Item 15.  Exhibits, Financial Statements Schedules

The following documents are filed as a part of this Annual Report:

(1)

Financial Statements

The financial statements required to be filed as part of this report are set forth in Item 8 of Part II of this Annual Report.

(2)

Financial Statement Schedules

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)

Exhibits

Exhibit Number		Description of Exhibit

3.1	(2)	Articles of Incorporation
3.2	(2)	Bylaws
3.3	(2)	Amended Articles of Incorporation Dated December 5, 2013
5.1	(2)	Legal Opinion of Babb and Epperly, PLLC dated March 11, 2014
10.1	(2)	Consulting Agreement with Domenico Battaglia Dated June 27, 2013
10.2	(1)	Consulting Agreement with Natalia Ourbakh Dated June 27, 2013
10.3	(1)	Consulting Agreement with Annika Prim Dated June 27, 2013
10.4	(1)	Consulting Agreement with Nina Edstrom Dated June 27, 2013
10.6	(3)	Mobile Application Development Agreement with Off On Home Controls dated March 31, 2014
10.7	(3)	Sales Representative Agreement with Brandi Gowan dated May April 21, 2014
10.8	(3)	Technology Licensing Agreement dated May 5, 2014
10.9	(3)	Sales Representative Agreement with Bergan Sipe dated May 9, 2014

(1)

Incorporated by reference to registration statement on Form S-1 (File No. 333-194482) filed on March 11, 2014.

(2)

Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) filed on April 22, 2014.

(3)

Incorporated by reference to registration statement on Amendment No. 2 to Form S-1 (File No. 333-194482) filed on June 3, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 6th day of April, 2015.

STREAM FLOW MEDIA, INC.

By:

/s/ Gregory Galanis

Gregory Galanis

President, Chief Executive Officer,

Secretary, Treasurer, Chief Financial Officer,

Principal Executive Officer,

Principal Financial Officer,

Principal Accounting Officer, and Sole Director