Form 10-Q
period 2015-03-31
Stream Flow Media, Inc.
filed 2015-05-15
CIK 1593470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of May 14, 2015, was 101,150,000.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

ASSETS

	As of 3/31/15	As of 12/31/14
Current assets:
Cash and equivalents	$143	$12,724
	143	12,724

Total assets:	$143	$12,724

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$89,174	$63,584
Notes payable (related party)	100	100
Total current liabilities	89,274	63,684

Total liabilities	$89,274	$63,684

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 101,150,000 and 101,150,000 shares issued and outstanding, respectively	101,150	101,150
Additional paid-in capital	405,807	402,140
(Deficit) accumulated during the development stage	(596,088)	(554,250)

Total stockholders’ (deficit)	$(89,131)	$(50,960)

Total liabilities and stockholders’ (deficit)	$143	$12,724

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31		For the period from June 27, 2013 (inception) to March 31, 2015
	2015	2014

Revenues, net	$-	$-	$10,000

Cost of revenues	-	-	-

Gross profit	-	-	10,000

Expenses:
General and administrative	65	12	966
Accounting fees	1,000	2,000	6,000
Officer incentive fees	-	-	3,000
Consulting fees	372	-	482,656
Legal fees	40,398	-	113,448
Total expenses	41,835	2,012	606,070

(Loss) from operations	(41,835)	(2,012)	(596,070)

Other income (expenses):
Interest expense	(3)	(3)	(18)
Net other income (expenses)	(3)	(3)	(18)

Provision for income taxes	(3)	-	-

Net income (loss)	$(41,838)	$(2,015)	$(596,088)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	101,150,000	100,250,000

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from June 27, 2013 (inception) to March 31, 2015

(unaudited)

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount

Balance, June 27, 2013 (inception)	-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	60,000,000	60,000	(60,000)	-	-

Issuance of common shares to officers	250,000	250	2,750	-	3,000

Issuance of common shares to consultants	40,000,000	40,000	440,000	-	480,000

Imputed interest	-	-	5	-	5

Net (loss) for the period	-	-	-	(483,080)	(483,080)

Balance, December 31, 2013	100,250,000	$100,250	$382,755	$(483,080)	$(75)

Imputed interest	-	-	10	-	10

Issuance of common shares for cash	900,000	900	8,100	-	9,000

Expenses paid by third party	-	-	11,275	-	11,275

Net (loss) for the period	-	-	-	(71,170)	(71,170)

Balance, December 31, 2014	101,150,000	$101,150	$402,140	$(554,250)	$(50,960)

Imputed interest	-	-	3	-	3

Expenses paid by third party	-	-	3,664	-	3,664

Net (loss) for the period	-	-	-	(41,838)	(41,838)

Balance, March 31, 2015	101,150,000	$101,150	$405,807	$(596,088)	$(81,131)

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,		For the period from June 27, 2013 (inception) to March 31, 2015
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(41,838)	$(2,015)	$(596,088)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Common stock issued to executive officer	-	-	3,000
Common stock issued in connection with services provided by consultants	-	-	480,000
Imputed interest on related party loan	3	3	18
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	25,590	2,000	89,174
Deferred revenue	-	-	-

Net cash (used) in operating activities	(16,245)	(12)	(23,896)

Cash flows from operating activities:
Increase in notes payable to a related party	$-	$-	$100
Issuance of common stock for cash	-	-	9,000
Expenses paid by third party	3,664	-	14,939

Net cash provided by financing activities	3,664	-	24,039

Net increase (decrease) in cash	(12,581)	(12)	143

Cash – beginning of period	12,724	100	-

Cash – end of period	$143	$88	$143

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s stock)	$-	$-	$60,000
	$-	$-	$60,000
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of March 31, 2015, Statements of Operations for the three months ended March 31, 2015 and 2014, and cumulative from June 27, 2013 (Inception) to March 31, 2015, Statement of Stockholder’s (Deficit) for the cumulative period from June 27, 2013 (Inception) to March 31, 2015, and the Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and cumulative from June 27, 2013 (Inception) to March 31, 2015, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2015 and its results of operations and its cash flows for the period ended March 31, 2015 and cumulative from June 27, 2013 (inception) to March 31, 2015.  The results for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of March 31, 2015 and for the period June 27, 2013 (inception) to March 31, 2015.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of March 31, 2015 and December 31, 2014, the Company had no investments.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of March 31, 2015 are as follows:

	Fair Value Measurement at March 31, 2015 Using:

Description	3/31/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$143	$143	$-	$-
	$143	$143	$-	$-

Liabilities
Accounts payable	$89,174	$89,174	$-	$-
Note payable to related party	100	100
	$89,274	$89,274	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2014 are as follows:

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$12,724	$12,724	$-	$-
	$12,724	$12,724	$-	$-

Liabilities
Accounts payable	$63,584	$63,584	$-	$-
Note payable to related party	100	100
	$63,684	$63,684	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period June 27, 2013 (inception) to March 31, 2015 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover operating costs, and as such, has incurred an operating loss since its inception.  Further, as of March 31, 2015, the Company had a total stockholders’ deficit of ($89,131).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.001 per share.

During the period June 27, 2013 (inception) to March 31, 2015 the Company issued an aggregate of 101,150,000 shares as follows:

Date of Issue	Description of Issuance	Shares Issued

6/27/13	Issuance of Founder’s Shares to founding officer and director	60,000,000
6/27/13 (*)	Issuance of common stock to consultants (non-related) for assistance with early stage development services. These shares were valued at $240,000, or $0.012 per share, based on the value of the services provided.	20,00,000
8/9/13 (*)	Issuance of common stock to Michael Etheredge for joining the Company as a Vice President and Creative Director. These shares were valued at $3,000, or $0.012 per share, based on the value of the services provided.	250,000
12/2/13 (*)	Issuance of common stock to Blue Water Global Group, Inc. (OTCBB: BLUU) for assisting with our efforts and covering all cash expenses associated with the Company’s attempt to obtain a listing on the OTC Bulletin Board. These shares were valued at $240,000, or $0.012 per share, based on the value of the services provided.	20,000,000
11/14/14	Issuance of 900,000 shares for $9,000 cash, or $0.01 per share.	900,000
	Aggregate shares issued	101,150,000

(*) – These share issuances for services were issued without any type of clawback provision.  As a result the Company expensed the full value of the issuance during the fiscal year ended December 31, 2013.

As of March 31, 2015, the Company had 101,150,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 1,000,000 shares with a par value of $0.001 per share.

As of March 31, 2015, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Related Party Transactions

As of March 31, 2015, the Company operated out of office space that is being provided to us by our President and Chief Executive Officer, Gregory Galanis, free of charge.  There is no written agreement or other material terms relating to this arrangement.

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

As of March 31, 2015, Blue Water had paid $14,939 in expenses on behalf of the Company related to its effort to obtain a listing on the OTC Bulletin Board.  These expenses were included in the financial statements under Additional Paid-In Capital.

As of March 31, 2015, the Company had a note payable to a related party stockholder in the amount of $100.  This note is payable on demand and is non-interest bearing.  As of March 31, 2015 this note payable had accrued $18 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

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

[This space intentionally left blank]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with only limited early stage operations.  Our independent registered public accounting firm has issued a going concern opinion in their audit report dated April 6, 2015, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 6, 2015.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Accordingly, we must raise additional cash from sources other than operations.

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

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act ("JOBS Act") was enacted into law.  The JOBS Act provides, among other things:

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

Results of Operations

Three Months Ended March 31, 2015 and 2014

For ease of reading we refer to the three months ended March 31, 2015 as the three months ended March 31, 2015 or the fiscal period ended March 31, 2015 and the three months ended March 31, 2014 as the three months ended March 31, 2014 or the fiscal period ended March 31, 2014.

Revenues.  We did not generate any revenue during the fiscal periods ended March 31, 2015 and 2014.

Operating Expenses.  Our total operating expenses for three months ended March 31, 2015 were $41,835 compared to $2,012 for the fiscal period ended March 31, 2014, which represents an increase of $39,823, or 1,979.3%.  The increase in operating expenses are the result of our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations.  We generated a loss of ($41,835) from operations during the three months ended March 31, 2015 compared to an operating loss of ($2,012) during the fiscal period ended March 31, 2014, which represents an increase of $39,828, or 1,979.3%.  The increase in our loss from operations is the result of our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the three months ended March 31, 2015 and March 31, 2014 we recorded ($3) and ($3), respectively, in other expenses, which was comprised entirely of imputed interest expenses related to a note payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We realized a net loss of ($41,838) during the three months ended March 31, 2015 compared to a net loss of ($2,015) during the fiscal period ended March 31, 2014, which represents an increase of $39,822, or 1,976.3%.  The increase in our net loss is the result of our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Cumulative During the Development Stage – June 27, 2013 (inception) through March 31, 2015

For ease of reading we refer to the period of June 27, 2013 (inception) through March 31, 2015 as the “Developmental Period”.

Revenues.  We have generated $10,000 in revenue during the Developmental Period.  This revenue was solely derived from one client, Off On Home Controls.  We completed this project in December 2014 and have not secured any additional clients since completing the project.

Operating Expenses.  Our total operating expenses for the Developmental Period were $606,070.  These operating expenses are primarily attributable to organizational costs related to our formation, issuing shares of our common stock to our officers, directors, and outside consultants, preparing and filing a registration statement on Form S-1 with the Securities and Exchange Commission, and complying with our SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Loss From Operations.  We have incurred an operating loss of ($596,070) during the Developmental Period.  The loss from operations is primarily attributable to organizational costs related to our formation, issuing shares of our common stock to our officers, directors, and outside consultants, preparing and filing a registration statement on Form S-1 with the Securities and Exchange Commission, and complying with our SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other income (expenses).  During the Developmental Period we recorded ($18) in other expenses, which was comprised entirely of imputed interest expenses related to a note payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We have incurred a net loss of ($596,088) during the Developmental Period.  The net loss is primarily attributable to organizational costs related to our formation, issuing shares of our common stock to our officers, directors, and outside consultants, preparing and filing a registration statement on Form S-1 with the Securities and Exchange Commission, and complying with our SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($89,131) as of March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2015, we had assets totaling $143, which was comprised solely of cash.  We had total liabilities of ($89,274), which consisted of a note payable to a related party ($100) and accounts payable of ($89,174).  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.), nor do we anticipate obtaining any external credit facilities in the immediate future.

We expect to incur continued losses over the next 12 months, possibly even longer.  We believe that we need at least $125,000 to meet our minimal working capital requirements over the next 12 months to properly implement our business plan.  Our intention is to obtain this money through an ongoing registered offering of our common stock.

We have had limited operations to date which have been funded exclusively by our officers, directors, and current stockholders.  In order to expand and commence full-scale operations and meet our planned capital expenditures over the next 12 months we need to raise at least $125,000.  We need the proceeds from this offering to (i) acquire additional computer hardware and developer software licenses, (ii) expand into larger offices with more advanced communications systems, and (iii) commence actively marketing our products and services.

Failure to generate sufficient financing from outside sources will force us to maintain our current level of operations, which consists of internal development work on our products and games by our management team using their own computer systems and building a referral network to secure new clients.  Provided our management team continues to allow us the use of their office space, computer equipment, and software licenses without charge, we can maintain our current level of operations indefinitely.

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

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated April 6, 2015, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 6, 2015.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

Off –Balance Sheet Operations

As of March 31, 2015, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Stream Flow considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2015 and December 31, 2013, Stream Flow had no cash equivalents.

Investments

Stream Flow accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of March 31, 2015 and December 31, 2013, Stream Flow had no investments.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of March 31, 2015 are as follows:

	Fair Value Measurement at March 31, 2015 Using:

Description	3/31/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$143	$143	$-	$-
	$143	$143	$-	$-

Liabilities
Accounts payable	$89,174	$89,174	$-	$-
Note payable to related party	100	100
	$89,274	$89,274	$-	$-

The estimated fair values of the Stream Flow’s financial instruments as of December 31, 2014 are as follows:

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$12,724	$12,724	$-	$-
	$12,724	$12,724	$-	$-

Liabilities
Accounts payable	$63,584	$63,584	$-	$-
Note payable to related party	100	100
	$63,684	$63,684	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period June 27, 2013 (inception) to March 31, 2015 Stream Flow had no dilutive financial instruments issued or outstanding.

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

Contractual Obligations

As of March 31, 2015 the Company had no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on June 27, 2013 and, as of March 31, 2015, have not been remedied.

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

(*)

Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) filed on April 22, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 15th day of May, 2015.

STREAM FLOW MEDIA, INC.

By:

/s/ Gregory Galanis

Gregory Galanis

President, Chief Executive Officer,

Secretary, Treasurer, Chief Financial Officer,

Principal Executive Officer,

Principal Financial Officer,

Principal Accounting Officer, and Sole Director