Form 10-Q
period 2015-06-30
Stream Flow Media, Inc.
filed 2015-08-05
CIK 1593470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of August 3, 2015, was 101,150,000.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

STREAM FLOW MEDIA, INC.

BALANCE SHEETS

(unaudited)

ASSETS

	As of 6/30/15	As of 12/31/14
Current assets:
Cash and equivalents	$143	$12,724
	143	12,724

Total assets:	$143	$12,724

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$89,174	$63,584
Notes payable (related party)	100	100
Total current liabilities	89,274	63,684

Total liabilities	$89,274	$63,684

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 101,150,000 and 101,150,000 shares issued and outstanding, respectively	101,150	101,150
Additional paid-in capital	434,831	402,140
Accumulated deficit	(625,112)	(554,250)

Total stockholders’ (deficit)	$(89,131)	$(50,960)

Total liabilities and stockholders’ (deficit)	$143	$12,724

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Expenses:
General and administrative	-	65	65	77
Accounting fees	3,000	1,000	4,000	3,000
Consulting fees	5,275	-	5,275	-
Legal fees	20,375	25,000	60,773	25,000
Stock transfer agent	372	-	744	-
Total expenses	29,022	26,065	70,857	28,077

(Loss) from operations	(29,022)	(26,065)	(70,857)	(28,077)

Other income (expense)
Interest expense	(2)	(2)	(5)	(5)
Total other income (expense)	(2)	(2)	(5)	(5)

Provision for income taxes	-	-	-	-

Net (loss)	$(29,024)	$(26,067)	$(70,862)	$(28,082)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	101,150,000	100,250,000	101,150,000	100,250,000

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from December 31, 2013 to June 30, 2015

(unaudited)

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount

Balance, December 31, 2013	100,250,000	$100,250	$382,755	$(483,080)	$(75)

Imputed interest	-	-	10	-	10

Issuance of common shares for cash	900,000	900	8,100	-	9,000

Contributed capital	-	-	11,275	-	11,275

Net (loss) for the period	-	-	-	(71,170)	(71,170)

Balance, December 31, 2014	101,150,000	$101,150	$402,140	$(554,250)	$(50,960)

Imputed interest	-	-	5	-	5

Contributed capital	-	-	32,686	-	32,686

Net (loss) for the period	-	-	-	(70,862)	(70,862)

Balance, June 30, 2015	101,150,000	$101,150	$434,831	$(625,112)	$(89,131)

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(70,862)	$(28,082)
Adjustments to reconcile net loss to net cash used in operating activities
Contributed capital	32,686	-
Imputed interest on related party loan	5	5
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	25,590	27,000
Deferred revenue	-	2,500

Net cash used in by operating activities	(12,581)	1,423

Net increase (decrease) in cash	(12,581)	1,423

Cash – beginning of period	12,724	100

Cash – end of period	$143	$1,523

Supplemental disclosure of cash flow information:
Interest	$-	$-
Income taxes	-	-

The accompanying notes to the financial statements are an integral part of these statements.

STREAM FLOW MEDIA, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of June 30, 2015, Statements of Operations for the three months ended June 30, 2015 and 2014, for the six months ended June 30, 2015 and 2014, Statement of Stockholder’s (Deficit) for the six months ended June 30, 2015, and the Statements of Cash Flows for the six months ended June 30, 2015 and 2014, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2015 and its results of operations and its cash flows for the period ended June 30, 2015.  The results for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015.

Organization

Stream Flow Media, Inc. (“Company” or “Stream Flow”) was incorporated under the laws of the State of Colorado on June 27, 2013.  The Company amended its Articles of Incorporation on December 5, 2013 to increase its authorized capital in preparation of obtaining a listing on the OTC Bulletin Board.

Stream Flow is a gaming and gamification training business focused on developing online gaming and media solutions catering specifically to customer loyalty and retention (“CL&R”) applications, including corporate training solutions.  Stream Flow utilizes proprietary technology created by its founder over the past few years to develop applications that are specifically branded towards the client’s business and unique needs.  Gregory Galanis, our President and CEO, retains full ownership of this proprietary technology but has exclusively licensed it to Stream Flow at no cost as long as Mr. Galanis is employed by Stream Flow.  Applications created using this technology and new technologies currently under development by Stream Flow may be used on mobile devices, social media networks, and web-based platforms.  In addition to developing CL&R application for its clients, Stream Flow is also developing its own gaming applications that will be marketed under its own brand.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of June 30, 2015 and for the six month periods ended June 30, 2015 and 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of June 30, 2015 are as follows:

	Fair Value Measurement at June 30, 2015 Using:

Description	6/30/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$143	$143	$-	$-
	$143	$143	$-	$-

Liabilities
Accounts payable	$89,174	$89,174	$-	$-
Note payable to related party	100	100
	$89,274	$89,274	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2014 are as follows:

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$12,724	$12,724	$-	$-
	$12,724	$12,724	$-	$-

Liabilities
Accounts payable	$63,584	$63,584	$-	$-
Note payable to related party	100	100
	$63,684	$63,684	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended June 30, 2015 the Company had no dilutive financial instruments issued or outstanding.

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

NOTE 2 –Going Concern

The Company has minimal operations, and as such has devoted most of its efforts since its inception to developing its business plan, issuing common stock, attempting to raise capital, establishing its accounting systems and other administrative functions.  Stream Flow utilizes proprietary technology created by its founder over the past few years to develop applications that are specifically branded towards the client’s business and unique needs.  Gregory Galanis, our President and CEO, retains full ownership of this proprietary technology but has exclusively licensed it to Stream Flow at no cost as long as Mr. Galanis is employed by Stream Flow.  Applications created using this technology and new technologies currently under development by Stream Flow may be used on mobile devices, social media networks, and web-based platforms.  In addition to developing CL&R application for its clients, Stream Flow is also developing its own gaming applications that will be marketed under its own brand.

While the management of the Company believes that Stream Flow will be successful in its planned operating and capital formation activities, there can be no assurance that it will be able to successfully execute on either of these or that it will be able to generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover operating costs, and as such, has incurred an operating loss since its inception.  Further, as of June 30, 2015, the Company had a total stockholders’ deficit of ($89,131).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 500,000,000 shares with a par value of $0.001 per share.

During the period June 27, 2013 (inception) to June 30, 2015 the Company issued an aggregate of 101,150,000 shares as follows:

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

As of June 30, 2015, the Company had 101,150,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 1,000,000 shares with a par value of $0.001 per share.

As of June 30, 2015, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Related Party Transactions

As of June 30, 2015, the Company operated out of office space that is being provided to us by our President and Chief Executive Officer, Gregory Galanis, free of charge.  There is no written agreement or other material terms relating to this arrangement.

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

During the six months ended June 30, 2015 Blue Water paid $29,022 in expenses on behalf of the Company in its effort to obtain a listing on the OTC Bulletin Board.  As of June 30, 2015, Blue Water had paid $32,686 in total expenses related to these efforts. These expenses were included in the financial statements under Additional Paid-In Capital.

As of June 30, 2015, the Company had a note payable to a related party stockholder in the amount of $100.  This note is payable on demand and is non-interest bearing.  During the six months ended June 30, 2015 this note accrued $2 in imputed interest.  As of June 30, 2015 this note payable had accrued $20 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

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

[This space intentionally left blank]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a corporation with only limited early stage operations.  Our independent registered public accounting firm has issued a going concern opinion in their audit report dated April 6, 2015, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 6, 2015.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Accordingly, we must raise additional cash from sources other than operations.

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

Overview of Our Business

We were incorporated on June 27, 2013 in the State of Colorado.  We are a gaming and gamification training business focused on developing online gaming and media solutions catering specifically to customer loyalty and retention (“CL&R”) applications, including corporate training solutions.  Stream Flow utilizes proprietary technology created by its founder over the past few years to develop applications that are specifically branded towards the client’s business and unique needs.  Gregory Galanis, our President and CEO, retains full ownership of this proprietary technology but has exclusively licensed it to Stream Flow at no cost as long as Mr. Galanis is employed by Stream Flow.  Applications created using this technology and new technologies currently under development by Stream Flow may be used on mobile devices, social media networks, and web-based platforms.  In addition to developing CL&R application for its clients, Stream Flow is also developing its own gaming applications that will be marketed under its own brand.

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

Plan of Operation

We were incorporated on June 27, 2013 in the State of Colorado.  We are a gaming and gamification training business focused on developing online gaming and media solutions catering specifically to customer loyalty and retention (“CL&R”) applications, including corporate training solutions.  Stream Flow utilizes proprietary technology created by its founder over the past few years to develop applications that are specifically branded towards the client’s business and unique needs.  Gregory Galanis, our President and CEO, retains full ownership of this proprietary technology but has exclusively licensed it to Stream Flow at no cost as long as Mr. Galanis is employed by Stream Flow.  Applications created using this technology and new technologies currently under development by Stream Flow may be used on mobile devices, social media networks, and web-based platforms.  In addition to developing CL&R application for its clients, Stream Flow is also developing its own gaming applications that will be marketed under its own brand.

It is important to note that we are a developing business.  As of the date of this prospectus, we had nominal assets and early stage business activities.  Our business plan, which is outlined in this prospectus, is something we are in the process of pursuing.  No assurances can be given that we will ever be able to fully implement this business plan or, if fully implemented, it will be successful.

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

Results of Operations

Three Months Ended June 30, 2015 and 2014

Revenues.  We did not generate any revenue during the three months ended June 30, 2015 and 2014.

Operating Expenses.  Our total operating expenses for three months ended June 30, 2015 were $29,022 compared to $26,065 for the three months ended June 30, 2014, which represents an increase of $2,957, or 10.2%.  The increase in operating expenses are the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations.  We generated a loss of ($29,022) from operations during the three months ended June 30, 2015 compared to an operating loss of ($26,065) during the three months ended June 30, 2014, which represents an increase of $2,957, or 10.2%.  The increase in loss from operations the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the three months ended June 30, 2015 and June 30, 2014 we recorded ($2) and ($2), respectively, in other expenses, which was comprised entirely of imputed interest expenses related to a note payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We realized a net loss of ($29,024) during the three months ended June 30, 2015 compared to a net loss of ($26,067) during the three months ended June 30, 2014, which represents an increase of $2,957, or 10.2%.  The increase in net loss is the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Six Months Ended June 30, 2015 and 2014

Revenues.  We did not generate any revenue during the six months ended June 30, 2015 and 2014.

Operating Expenses.  Our total operating expenses for six months ended June 30, 2015 were $70,857 compared to $28,077 for the six months ended June 30, 2014, which represents an increase of $42,780, or 152.4%.  The increase in operating expenses are the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations.  We generated a loss of ($70,857) from operations during the six months ended June 30, 2015 compared to an operating loss of ($28,077) during the six months ended June 30, 2014, which represents an increase of $42,780, or 152.4%.  The increase in loss from operations the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the six months ended June 30, 2015 and June 30, 2014 we recorded ($5) and ($5), respectively, in other expenses, which was comprised entirely of imputed interest expenses related to a note payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We realized a net loss of ($70,862) during the six months ended June 30, 2015 compared to a net loss of ($28,082) during the six months ended June 30, 2014, which represents an increase of $42,780, or 152.4%.  The increase in net loss is the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($89,131) as of June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, we had assets totaling $143, which was comprised solely of cash.  We had total liabilities of ($89,274), which consisted of a note payable to a related party ($100) and accounts payable of ($89,174).  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.), nor do we anticipate obtaining any external credit facilities in the immediate future.

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

Off –Balance Sheet Operations

As of June 30, 2015, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Stream Flow considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2015 and December 31, 2014, Stream Flow had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of June 30, 2015 are as follows:

	Fair Value Measurement at June 30, 2015 Using:

Description	6/30/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$143	$143	$-	$-
	$143	$143	$-	$-

Liabilities
Accounts payable	$89,174	$89,174	$-	$-
Note payable to related party	100	100
	$89,274	$89,274	$-	$-

The estimated fair values of the Stream Flow’s financial instruments as of December 31, 2014 are as follows:

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$12,724	$12,724	$-	$-
	$12,724	$12,724	$-	$-

Liabilities
Accounts payable	$63,584	$63,584	$-	$-
Note payable to related party	100	100
	$63,684	$63,684	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the periods ended June 30, 2015 and 2014 Stream Flow had no dilutive financial instruments issued or outstanding.

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

Contractual Obligations

As of June 30, 2015 the Company had no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on June 27, 2013 and, as of June 30, 2015, have not been remedied.

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

(*)

Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) filed on April 22, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 5th day of August, 2015.

STREAM FLOW MEDIA, INC.

By:

/s/ Gregory Galanis

Gregory Galanis

President, Chief Executive Officer,

Secretary, Treasurer, Chief Financial Officer,

Principal Executive Officer,

Principal Financial Officer,

Principal Accounting Officer, and Sole Director