Form 10-Q
period 2015-09-30
Blue Water Bar & Grill, Inc.
filed 2015-11-02
CIK 1593470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-194482

              Blue Water Bar & Grill, Inc.

 (Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	46-3073820 (I.R.S. Employer Identification Number)

           Lake Side Drive #5, Indigo Bay, Cole Bay, St. Maarten, Dutch West Indies

 (Address of principal executive offices)

            Tel: (949) 264-1475, Fax: (949) 607-4052

 (Registrant’s telephone number, including area code)

     Stream Flow Media, Inc., 401 East Howard St., Bellefonte, PA  16823

 (Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of October 30, 2015, was 107,150,000.

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

As used in this Quarterly Report, the terms "we", "us", "our", "Blue Water", “Registrant”, and “Issuer” mean Blue Water Bar & Grill, Inc. (formerly Stream Flow Media, Inc.) unless the context clearly requires otherwise.

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

BLUE WATER BAR & GRILL, INC.

(formerly Stream Flow Media, Inc.)

BALANCE SHEETS

(unaudited)

ASSETS

	As of 9/30/15	As of 12/31/14
Current assets:
Cash and equivalents	$133	$12,724
	133	12,724

Total assets:	$133	$12,724

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$110,449	$63,584
Notes payable (related party)	100	100
Total current liabilities	110,549	63,684

Total liabilities	$110,549	$63,684

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 107,150,000 and 101,150,000 shares issued and outstanding, respectively	107,150	101,150
Additional paid-in capital	498,519	402,140
Accumulated deficit	(716,085)	(554,250)

Total stockholders’ (deficit)	$(110,416)	$(50,960)

Total liabilities and stockholders’ (deficit)	$133	$12,724

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER BAR & GRILL, INC.

(formerly Stream Flow Media, Inc.)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2015	2014	2015	2014

Expenses:
General and administrative	583	-	649	77
Accounting fees	1,000	1,000	5,000	4,000
Consulting fees	68,775	-	74,050	-
Legal fees	20,165	20,000	80,937	45,000
Stock transfer agent	447	-	1,191	-
Total expenses	90,970	21,000	161,827	49,077

(Loss) from operations	(90,970)	(21,000)	(161,827)	(49,077)

Other income (expense)
Interest expense	(3)	(3)	(8)	(8)
Total other income (expense)	(3)	(3)	(8)	(8)

Provision for income taxes	-	-	-	-

Net (loss)	$(90,973)	$(21,003)	$(161,835)	$(49,085)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	101,280,435	100,250,000	101,193,956	100,250,000

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER BAR & GRILL, INC.

(formerly Stream Flow Media, Inc.)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from December 31, 2013 to September 30, 2015

(unaudited)

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount

Balance, December 31, 2013	100,250,000	$100,250	$382,755	$(483,080)	$(75)

Imputed interest	-	-	10	-	10

Issuance of common shares for cash	900,000	900	8,100	-	9,000

Contributed capital	-	-	11,275	-	11,275

Net (loss) for the period	-	-	-	(71,170)	(71,170)

Balance, December 31, 2014	101,150,000	$101,150	$402,140	$(554,250)	$(50,960)

Imputed interest	-	-	8	-	8

Issuance of common shares for services	6,000,000	6,000	54,000	-	60,000

Contributed capital	-	-	42,371	-	42,371

Net (loss) for the period	-	-	-	(161,835)	(161,835)

Balance, September 30, 2015	107,150,000	$107,150	$498,519	$(716,085)	$(110,416)

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER BAR & GRILL, INC.

(formerly Stream Flow Media, Inc.)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(161,835)	$(49,085)
Adjustments to reconcile net loss to net cash used in operating activities
Imputed interest on related party loan	8	8
Issuance of shares to consultants	60,000	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	46,865	43,500
Deferred revenue	-	6,000

Net cash used in by operating activities	(54,962)	423

Cash flows from financing activities:
Contributed capital	$42,371	$-

Net cash provided by financing activities	42,371	-

Net increase (decrease) in cash	(12,591)	423

Cash – beginning of period	12,724	100

Cash – end of period	$133	$523

Supplemental disclosure of cash flow information:
Interest	$-	$-
Income taxes	-	-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER BAR & GRILL, INC.

(formerly Stream Flow Media, Inc.)

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of September 30, 2015, Statements of Operations for the three months ended September 30, 2015 and 2014, for the nine months ended September 30, 2015 and 2014, Statement of Stockholder’s (Deficit) for the nine months ended September 30, 2015, and the Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2015 and its results of operations and its cash flows for the period ended September 30, 2015.  The results for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015.

Organization

Blue Water Bar & Grill, Inc. (“Company” or “Blue Water”) was incorporated under the laws of the State of Colorado on June 27, 2013 under the name Stream Flow Media, Inc.  The Company amended its Articles of Incorporation on October 14, 2015 to change its name to Blue Water Bar & Grill, Inc.  The Company is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand name.  The initial flagship location is presently under construction in St. Maarten, Dutch West Indies.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of September 30, 2015 and for the nine month periods ended September 30, 2015 and 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of September 30, 2015 are as follows:

	Fair Value Measurement at September 30, 2015 Using:

Description	9/30/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$133	$133	$-	$-
	$133	$133	$-	$-

Liabilities
Accounts payable	$110,449	$110,449	$-	$-
Note payable to related party	100	100
	$110,549	$110,549	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2014 are as follows:

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$12,724	$12,724	$-	$-
	$12,724	$12,724	$-	$-

Liabilities
Accounts payable	$63,584	$63,584	$-	$-
Note payable to related party	100	100
	$63,684	$63,684	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended September 30, 2015 the Company had no dilutive financial instruments issued or outstanding.

Revenue Recognition

The Company recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on Management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees.

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

NOTE 2 –Going Concern

The Company’s independent registered public accounting firm has issued a going concern opinion in their audit report dated April 6, 2015, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 6, 2015.  This means that the Company’s auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  The Company does not anticipate generating any revenues until it is able to open its first restaurant presently under construction in St. Maarten, Dutch West Indies.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of September 30, 2015, the Company had an accumulated net loss of ($716,085).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value.  The Company’s Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms.

As of September 30, 2015, the Company had no shares of its preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

During the nine months ended September 30, 2015, the Company issued 6,000,000 shares of its common stock for services rendered at a fair value of $60,000 based on the most recent closing market price of the common stock as of the date of the grant.

As of September 30, 2015 and December 31, 2014, the Company had 107,150,000 and 101,150,000, respectively, shares of common stock issued and outstanding.

NOTE 4 – Related Party Transactions

During the nine months ended September 30, 2015, Blue Water Global Group, Inc., a related party, paid $42,371 in expenses on behalf of the company.  During the year ended December 31, 2014, Blue Water Global Group, Inc. paid $11,275 in expense on behalf of the company.  These expenses were included in the financial statements under Additional Paid-In Capital.

As of September 30, 2015, the Company had a note payable to a related party stockholder in the amount of $100.  This note is payable on demand and is non-interest bearing.  During the nine months ended September 30, 2015 this note accrued $8 in imputed interest.  As of September 30, 2015 this note payable had accrued $28 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

NOTE 5 – Recent Accounting Pronouncements

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

NOTE 6 – Subsequent Events

Name Change

On October 14, 2015, the Company amended its Articles of Incorporation to change its name from “Stream Flow Media, Inc.” to “Blue Water Bar & Grill, Inc.”

Change of Control

On October 27, 2015, the Company effected a change of control.  BWG Investments & Development, Ltd., a Blue Water Global Group, Inc. subsidiary, acquired a control block of the Company’s common stock aggregating of 90,250,000 shares, or 84.2% of the Company’s issued and outstanding shares.

In conjunction with this change of control, Gregory Galanis and Michael Etheredge resigned all of the respective positions at the Company.  Mr. J. Scott Sitra was appointed as the Company’s new President, Chief Executive Officer, Treasurer, Secretary and Sole Director.  Mr. Sitra is currently the sole control person of all three related companies: Blue Water Global Group, Inc., BWG Investments & Development, Ltd. and Blue Water Bar & Grill, Inc.

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated April 6, 2015, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 6, 2015.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate generating significant revenues until we are able to open our first restaurant, which is presently under construction in St. Maarten, Dutch West Indies.  Accordingly, we must raise additional cash from sources other than operations.

To meet our need for cash we are continually exploring new sources of financing, including raising funds through a secondary public offering, a private placement of securities and/or loans.  If we are unable to secure additional financing, we will either have to suspend operations until we do raise the cash or cease operations entirely.

The following discussion should be read in conjunction with our financial statements and the notes thereto and the other information included in this Quarterly Report as filed with the SEC on Form 10-Q.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We are an emerging growth business with limited operating history.  We cannot guarantee that we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns, such as increases in marketing costs, increases in administration expenditures associated with daily operations, increases in accounting and audit fees, and increases in legal fees related to filings and regulatory compliance.

To become profitable and competitive, we have to successfully open operating restaurant properties throughout the Caribbean region.  We anticipate relying on equity sales of our common stock in order to continue to fund our business operations until we are able to generate sufficient revenues to cover our operating expenses, which may never happen.  Issuances of additional shares will result in dilution to our then existing stockholders.  There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We are continually exploring new sources of financing to meet our need for additional cash, including raising funds through sales of our equity securities and loans.  We cannot provide any assurances that our efforts to secure additional financing will be successful.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Further, future equity financing could result in additional and substantial dilution to existing shareholders.

Plan of Operations

Blue Water was incorporated under the laws of the State of Colorado on June 27, 2013 under the name Stream Flow Media, Inc.  On October 14, 2015 an Amendment to the Articles of Incorporation was filed changing the corporation name to Blue Water Bar & Grill, Inc.  Blue Water is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand name.  The initial flagship location is presently under construction in St. Maarten, Dutch West Indies

The projected costs and other related expenses are estimates made by our management and our actual costs related to opening our proposed restaurant may differ significantly.

In addition to the foregoing, and unless otherwise noted, all of the cost estimates and forecasts throughout our business plan are mere estimates made by our management.  Our actual costs related to opening and operating the proposed restaurants may differ significantly from our estimates, which could have a negative impact on our overall business, cause our business to fail, and result in you losing all of your investment.

Blue Water Bar & Grill™

The Blue Water Bar & Grill™ restaurant concept is the Perfectly CaribbeanSM experience featuring a casual, open air Caribbean themed restaurant designed to offer customers a distinctive and relaxing island dining experience.  Central to each restaurant will be a large covered outside patio area where customers can enjoy their drinks and food while overlooking a beautiful water view.  The patio area will feature an inviting island styled walk up (and in some cases, swim up) bar and a small stage area for live musical performances by local musicians and dancing.  Each restaurant will have an open aired kitchen so customers can see their food being prepared.

Each restaurant will begin serving breakfast at 7am.  On weekends the restaurant will promote an American styled breakfast buffet and feature a do-it-yourself Bloody Mary station.  Lunch service will commence at 11am and will feature handmade burgers, gourmet sandwiches and salads, and Caribbean jerk styled dishes.  Dinner service will start at 5pm and will feature hand-cut aged Certified Angus steaks and prime rib, fresh seafood caught by local fishermen, hand tossed pizzas, and specialty homemade desserts.  The restaurant will close at 11pm nightly and the bar will close later at the manager’s discretion.

During weekdays the bar will host a daily happy hour (4pm – 6pm) that will offer reduced priced drinks and appetizer specials.  When the sun sets the patio will be outlined by tiki torches, which will promote a fun nighttime island atmosphere while helping ward off unwanted insects such as mosquitoes.

In addition, each restaurant will offer its customers specialty drinks in souvenir glasses, mugs, and shot glasses that come with the drink.  These items, along with fun and unique t-shirts and other souvenirs, will be available for retail purchase in a separate souvenir hut that will be approximately 130 square feet in size.  These souvenir items will be primarily marketed to the tourist customers.  Based on our preliminary discussions with an importer of these types of souvenir items, we estimate selling this merchandise at a 300% - 600% retail markup, depending on the particular item.

St. Maarten Blue Water Bar & Grill™

In February 2015 Blue Water broke ground on its first Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies.  The beachfront building site is located in the pristine eco-friendly Indigo Bay development and is the second restaurant approved for beachfront construction.  More information about the Indigo Bay development be found through their website at www.indigo-bay.com.

Key elements to the design and site location include:

•

Blue Water's building site (Lot #L04) measures approximately 1,552 square meters (16,706 square feet) and is located on a picturesque white sand beach.

•

This Blue Water Bar & Grill™ location will feature a large, open-aired tiki roof, swimming pool with swim up bar stools, two fire pits, and beach and pool lounge chairs with full drink and food service.

•

The restaurant's foot print measures approximately 415 square meters (4,467 square feet) and seats up to 203 people:

•

98 under the main tiki roof, 64 under tropical cover, 26 at the bar, and 15 at the swim up bar.

•

Indigo Bay is an eco-friendly commercial and residential development encompassing approximately 150 acres of lush tropical and beachfront land.

•

Indigo Bay is St. Maarten's newest and closest attraction to the Port of St. Maarten and is just a quick ride by water taxi for cruise ship passengers.

•

Approximate GPS coordinates: 18⁰01'17.5 North and 63⁰04'33 West.

OFFICE
KITCHEN
SHOP
ENTRANCE
TOILET
COUNTER
BAR
POOL

A-02

Subject
SITE PLAN

Date
29-06-2015

Scale / size
1:125 A3

Blue water Bar & Grill
INDIGO BAY ESTATES - SINT MAARTEN

ANOTHER ARD PRODUCTION
Architecture + Urban design
A: Buncamper rd 4 Philipsburg Sint Maarten M: +1721 5237170 W: aaproduction.org E: info@aaproduction.org

BLUE WATER
BAR & GRILL

ENTRANCE FACADE

BEACH FACADE

PRESENTATION DRAWINGS

A-02

Subject

ELEVATIONS

Date 28-10-2014

Scale / size 1:100 A2

Blue water Bar & Grill

INDIGO BAY ESTATES - SINT MAARTEN

ANOTHER ARD PRODUCTION
Architecture + Urban design
A: Buncamper rd 4 Philipsburg Sint Maarten M: +1721 5237170 W: aaproduction.org E: info@aaproduction.org

Keys for Success

To better achieve our business objectives and successfully compete with other restaurants, we have developed the following focal points and strategies we anticipate implementing in all of our future restaurants:

Create a Fun, Energetic, Destination Drinking and Dining Experience.  We wish to create and promote a fun and socially open atmosphere whereby our customers can, if they choose to do so, openly interact with one another.  Topics of discussion and frequent interest will often center around where each other is from, what activities have they done while on the island, and giving and receiving recommendations for future activities while on the island; sometimes the floor and bar staff will participate in these discussions and offer their own words of advice.  We intend to accomplish this by utilizing sectional floor and foot traffic planning, whereby the bar area will promote social interaction among customers, a stage area will feature local live entertainment performers to create a lively and festive atmosphere, and more intimate dining tables will be located further in the back to provide separation for those who just wish to dine alone and enjoy the island atmosphere.  We believe that if we are successful at achieving this goal, new customers – tourists, “local” ex-patriots and native locals alike – will become repeat, or “regular”, customers and subsequently promote the restaurant by word-of-mouth to their friends and family.

Distinctive Concept.  In each restaurant we wish to create a fun and consistent experience for our customers centered around our full bar service, dining offerings, and daily entertainment.  The restaurant’s concept will be carried throughout our customers’ entire visit and will involve all aspects of the experience, including the exterior design of the building, interior layout and decorum, employee greetings and uniforms, specialty drinks and menu items, and fun and creative souvenirs such as interestingly shaped drink glasses and bright and flamboyant t-shirts that can remind the customer of their vacation or make an excellent gift for someone back home.

Comfortable Adult Atmosphere.  Our restaurants will be primarily adult orientated.  While children will be welcomed during daytime hours as long as they are accompanied by a responsible adult at all times during their visit, no one under 21 years of age (or the minimum legal drinking age as established by statute) will be allowed into our restaurants after 10pm.  We believe that this policy will help maintain a fun and relaxed atmosphere that appeals to adult customers, and will help attract groups such as private parties and business organizations.

High Standard of Customer Service.  Because service is one the key areas restaurants differentiate themselves from one another – and a constant source of either compliments or complaints from customers – we intend to foster a high level of customer service among our employees, ranging from the general manager to the greeters, through intense training (cross training for all manager level employees and a one-week training course, complete with required testing on all food and drink offerings, operational procedures, and computer checkout for all other employees), constant monitoring (from the on-duty manager and surprise visits from “secret shoppers”), and emphasizing consideration of our customers first and foremost in all decisions.  From the moment a customer walks into the front door, we want them to experience a high level of guest service provided by a knowledgeable, energetic staff.  Bar tenders will be required to be able to free pour simultaneously from multiple liquor bottles and perform “flare” techniques (flipping, tossing, and twirling of liquor bottles) for our customers’ entertainment; greeters and servers will be required to introduce customers to the concept, explain the drink and entree menus and daily specials, and generally set the stage for a fun and memorable experience for them.

Provide Dining Value.  We believe that our restaurants should provide our customers with interesting, high quality, and generously portioned (covering the entire plate) menu items that are aesthetically appealing and result in the customer leaving fully satisfied.  Complementing the dining aspect, we intend to offer the customer a unique variety of original drinks, each designed to perpetuate and immerse the customer in the restaurant’s overall concept.  It is our goal to generate at least a US$28 average check per guest, inclusive of food and drinks.  We estimate that our overall gross sales will be comprised of 65% food and 35% drinks.  We anticipate achieving and maintaining a 30% food cost and 18% liquor cost, which relates to our actual cost of the product compared to the gross revenue the product generates.  For example, if we sold a fish entree for $20 our actual cost would be $6 and our gross profit would be $14.  Prices for entrees will start at around $12 for a hamburger and rise to $42 for a prime rib steak dinner; prices for drinks will start at $3 for beer, $6 for basic well mixed drinks, and $8 for specialty drinks.  These price points are competitive with the existing restaurants our management team has scouted in the Simpson Bay area of St. Maarten, Dutch West Indies, where we intend to open our first Blue Water Bar & Grill™ that will cater to the tourist and local ex-patriot alike.

It is important to note that although we aspire to operate at or below the above food and liquor costs, we cannot guarantee that we will ever achieve such food or liquor costs or, if achieved, will be able to maintain them.

Operations and Management

Our ability to effectively manage an operation including high volume restaurants (annual gross sales of US$1,000,000 or more) with live entertainment offerings is critical to our overall success.  In order to maintain quality and consistency at each of our future restaurants we must carefully train and properly supervise our personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, entertainment productions and equipment, and maintenance of the restaurant facilities.  We believe our current management is capable of overseeing our planned growth over the next two years.  While staffing levels will vary from restaurant to restaurant depending on actual sales volumes, we anticipate our typical restaurant management staff to be comprised of a general manager, a kitchen manager (who also serves as the head chef) and a bar manager (who also serves as the head bartender); the kitchen manager and bar manager will also act as assistant general managers when the general manager is off-duty and will receive a slightly higher base salary compared to our other chefs and bartenders to compensate for their added responsibilities.

Recruiting.  We will actively recruit and select individuals who share our passion for customer service.  Our selection process includes testing and multiple interviews to aid in the selection of new employees, regardless of their prospective position.  We will offer a competitive compensation plan to our managers that includes a base salary, bonuses for achieving performance objectives, and possibly incentive stock options once they have worked for us for at least one full year.  For example, the general manager in our initial Blue Water Bar & Grill™ restaurant will most likely be offered a base salary of $1,500 a month, plus up to $1,000 a month in additional performance incentives for achieving minimum gross sales and exceeding the minimum targeted food, liquor, and labor costs, as determined by our executive management team.  In addition, all employees are entitled to discount meals at any of our future restaurants.

Training.  We believe that proper training is the key to exceptional customer service.  Each new management hire will go through an extensive training program, which will include cross-training in all management duties.  All non-management new hires will go through a standard training program where they will learn and be tested on all of our food and drink offerings, operational procedures, and our point-of-sale (POS) computer system.

Management Information Systems (MIS).  All of our future restaurants will be equipped with a variety of integrated management information systems.  These systems will include an easy-to-use point-of-sale (POS) computer system which facilitates the movement of customer food and drink orders between the customer areas and kitchen and bar operations, controls cash, handles credit card authorizations, keeps track of sales on a per employee basis for incentive awards purposes, and provides on-site and executive level management with real-time sales and inventory data.  Additionally, we intend to implement a centralized accounting system that will include a food cost program and a labor scheduling and tracking program.  Physical inventories of food and drink items will be performed on a weekly basis.  Further, daily, weekly, and monthly financial information will be provided to executive level management for analysis and comparison to our budget and to comparable restaurants.  By closely monitoring each restaurant’s gross sales, cost of sales, labor, and other cost trends we will be better able to control our costs, inventory levels, and identify problems with individual operations, if any, early on.

Secret Shopper.  Because we believe exceptional customer service is paramount to our success, we intend to implement a “secret shopper” program to monitor the quality control at all of our future restaurants.  Secret shoppers are independent persons who test the quality of our food, drink, and service as paying customers without the knowledge of the restaurant’s management or employees.  Secret shoppers then report their unbiased experiences to our executive level management.

Long-Term Growth Plan (5 Years)

Over the next five years we plan to focus on a disciplined growth strategy of opening one new Blue Water Bar & Grill™ restaurant each year.  Aside from the Blue Water Bar & Grill™ currently under development in St. Maarten, Dutch West Indies, we have also identified the following Caribbean islands we intend to eventually open a Blue Water Bar & Grill™ restaurant:

•

Aruba, Dutch West Indies;

•

Nassau, Bahamas;

•

Cozumel, Mexico;

•

Grand Cayman; and

•

Barbados.

We estimate that we will need to raise an aggregate of between $4 - $5 million to open the proposed restaurants on each of the listed Caribbean islands.  This capital will most likely be raised through the sales of additional equity securities, which will have a dilutive effect on existing shareholders.

Sales and Marketing

Our marketing strategy is aimed at attracting new customers through both traditional and creative avenues.  We intend to focus on building a reputation among local customers (those living on the island) while directing our marketing efforts toward tourists staying on the island or visiting for the day on a cruise ship.  We intend to accomplish this through:

•

Grand opening promotions;

•

Traditional paid advertising (e.g. radio, television, newspaper, etc.);

•

Free media exposure (e.g. hosting charity events, food reviews, etc.); and

•

Working directly with tourism bureau representatives and transportation representatives (taxi association, bus association, day sail and charter businesses, etc.).

When opening a new Blue Water Bar & Grill™ restaurant we intend to host grand opening parties for local leaders, media personalities, hospitality employees such as resort and hotel staff, and tourism bureau representatives (inclusive of cruise ship industry representatives and hotel/resort industry representatives).  Our goal with courting these groups is to introduce them to our concept and court them to refer new customers to our restaurants and provide us with free future media exposure.

Afterwards we will sustain awareness through more traditional marketing methods, including radio and television spots, newspaper ads, billboards and road signs, and resort and hotel concierge promotional cards and discount coupons.

If our strategy is successful it will lead to “word of mouth” referrals, which is our ultimate goal.  This is accomplished by providing our customers with consistently excellent service and quality food and drinks.

While we do not have a fixed marketing budget, we do anticipate launching each new restaurant with a marketing blitz campaign and tapering it down to less than 5% of the restaurant’s annual gross sales once it is sufficiently established with regular and recurring revenue.

Financing

We are presently seeking additional sources of capital necessary for us to achieve our stated business objectives and meet our projected expenditures over the next 12 months and beyond.  However, we can provide no assurances that any such financing can be obtained or, if obtained, on terms favorable to us.  If we are unable to generate profits or unable to obtain additional funds to meet our working capital needs, we may need to cease or curtail our business operations.  Further, there is no assurance that the net proceeds from any successful financing arrangement will be sufficient to cover our projected expenditures over the next 12 months.

Government Regulation

The restaurant industry is subject to many various laws which directly affect our organization and planned operations.  Each restaurant we open must comply with various licensing requirements and regulations by a number of governmental authorities, which typically include health, safety and fire authorities in the municipality where our restaurant is located.  The development and operation of a successful restaurant depends upon selecting and acquiring a suitable location, which is normally subject to zoning, land use, environmental, traffic, and other regulations.  Further, our operations will also be subject to various laws governing such matters as wages, health insurance requirements, working conditions, citizenship and work permit requirements, and mandatory overtime pay, all of which will directly affect our labor costs.

Additionally, because we anticipate a significant portion of our revenue to be generated from the sale of alcoholic beverages, we must comply with any and all regulations governing their sale.  Typically this requires the proper licensing at each restaurant location (in many cases it needs to be renewed on an annual basis).  Such licenses may be revoked or suspended for cause at any time.  These regulations often relate to many aspects of the restaurant, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages.   The failure of any of our future restaurants to obtain and retain such a license would limit its ability to generate sufficient revenues to achieve profitability at that particular location, which could subsequently impact our business’s overall revenues and ability to achieve (and if achieved, maintain) profitability.

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Patents and Trademarks

We are presently using the following trademarks and service marks “Blue Water Bar & Grill” and “Perfectly Caribbean”.

Property and Equipment

Our principal executive office is located at Lake Side Drive #5, Indigo Bay, Cole Bay, St. Maarten, Dutch West Indies.

Executive Offices and Telephone Number

Our executive office, US mailing address and main telephone number is currently:

Executive Office

US Mailing Address (Mail Forwarding Service)

Lake Side Drive #5

c/o The Mailbox #5241

Indigo Bay, Cole Bay

P. O. Box 523882

St. Maarten, Dutch West Indies

Miami, FL  33152

Telephone and Other Contact Information

Corporate Internet Websites

Tel:

(949) 264-1475

www.bluewaterbar.com

Fax:

(949) 607-4052

E-Mail:

info@bluewaterbar.com

Results of Operations

Three Months Ended September 30, 2015 and 2014

Revenues.  We did not generate any revenue during the three months ended September 30, 2015 and 2014.

Operating Expenses.  Our total operating expenses for three months ended September 30, 2015 were $90,970 compared to $21,000 for the three months ended September 30, 2014, which represents an increase of $69,970, or 333.2%.  The increase in operating expenses are the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations.  We generated a loss of ($90,970) from operations during the three months ended September 30, 2015 compared to an operating loss of ($21,000) during the three months ended September 30, 2014, which represents an increase of $69,970, or 333.2%.  The increase in loss from operations the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the three months ended September 30, 2015 and September 30, 2014 we recorded ($3) and ($3), respectively, in other expenses, which was comprised entirely of imputed interest expenses related to a note payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We realized a net loss of ($90,973) during the three months ended September 30, 2015 compared to a net loss of ($21,003) during the three months ended September 30, 2014, which represents an increase of $69,970, or 333.1%.  The increase in net loss is the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Nine Months Ended September 30, 2015 and 2014

Revenues.  We did not generate any revenue during the nine months ended September 30, 2015 and 2014.

Operating Expenses.  Our total operating expenses for nine months ended September 30, 2015 were $161,826 compared to $49,077 for the nine months ended September 30, 2014, which represents an increase of $112,749, or 229.7%.  The increase in operating expenses are the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations.  We generated a loss of ($161,826) from operations during the nine months ended September 30, 2015 compared to an operating loss of ($49,077) during the nine months ended September 30, 2014, which represents an increase of $112,749, or 229.7%.  The increase in loss from operations the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the nine months ended September 30, 2015 and September 30, 2014 we recorded ($8) and ($8), respectively, in other expenses, which was comprised entirely of imputed interest expenses related to a note payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We realized a net loss of ($161,834) during the nine months ended September 30, 2015 compared to a net loss of ($49,085) during the nine months ended September 30, 2014, which represents an increase of $112,749, or 229.7%.  The increase in net loss is the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($110,416) as of September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2015, we had assets totaling $133, which was comprised solely of cash.  We had total liabilities of ($110,549), which consisted of a note payable to a related party ($100) and accounts payable of ($110,449).  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.), nor do we anticipate obtaining any external credit facilities in the immediate future.

We expect to incur continued losses over the next 12 months, possibly even longer.  We believe that we need to raise at least $1.5 million to satisfy our minimal working capital requirements and planned capital expenditures over the next 12 months.

Failure to generate sufficient financing from outside sources may force us to reduce operational activities, delay planned capital expenditures, and postpone the opening of future restaurant properties (planned and under construction).

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

Off –Balance Sheet Operations

As of September 30, 2015, we had no off-balance sheet activities or operations.

Critical Accounting Policies

Use of Estimates

The accompanying financial statements of Blue Water have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Blue Water considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2015 and December 31, 2014, Blue Water had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of September 30, 2015 are as follows:

	Fair Value Measurement at September 30, 2015 Using:

Description	9/30/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$133	$133	$-	$-
	$133	$133	$-	$-

Liabilities
Accounts payable	$110,449	$110,449	$-	$-
Note payable to related party	100	100
	$110,549	$110,549	$-	$-

The estimated fair values of the Blue Water’s financial instruments as of December 31, 2014 are as follows:

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$12,724	$12,724	$-	$-
	$12,724	$12,724	$-	$-

Liabilities
Accounts payable	$63,584	$63,584	$-	$-
Note payable to related party	100	100
	$63,684	$63,684	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the periods ended September 30, 2015 and 2014 Blue Water had no dilutive financial instruments issued or outstanding.

Revenue Recognition

Blue Water recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on Management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees.

Income Taxes

Blue Water accounts for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

Blue Water maintains a valuation allowance with respect to deferred tax assets.  Blue Water establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration Blue Water’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as Blue Water generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

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

Recent Accounting Pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminates development stage reporting requirements under FASB ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of FASB ASC 275. As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated. The presentation and disclosure changes to FASB ASC 915 are effective for public entities for annual periods beginning after December 15, 2014, and the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015. Blue Water has not adopted these provisions and continues to follow development stage reporting requirements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  Blue Water is currently evaluating the impact of this pronouncement.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. Blue Water does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

Blue Water has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

As of September 30, 2015 Blue Water had no contractual obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable since we are a smaller reporting company.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

For the period covered by this report we conducted an evaluation under the supervision and with the participation of our principal executive officer and sole director, J. Scott Sitra, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

•

Blue Water lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to Blue Water.  The Board of Directors is comprised of one (1) member who also serves as Blue Water’s principal executive officer.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by Blue Water; and

•

Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since our inception on June 27, 2013 and, as of September 30, 2015, have not been remedied.

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

PART II

Item 1.  Legal Proceedings

During the past ten years no director, person nominated to become a director or executive officer, or promoter of Blue Water has been involved in any legal proceeding that would require disclosure hereunder.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number		Description of Exhibit

3.1	(1)	Articles of Incorporation
3.2	(1)	Bylaws
3.3	(1)	Amended Articles of Incorporation Dated December 5, 2013
3.4	(2)	Amended Articles of Incorporation Effected October 14, 2015
31.1		Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1		Section 906 Certification under Sarbanes Oxley Act of 2002

(1)

Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) file on April 22, 2014.

(2)

Incorporated by reference to current report on Form 8-K filed on October 15, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 2nd day of November, 2015.

BLUE WATER BAR & GRILL, INC.

By:

/s/ J. Scott Sitra

J. Scott Sitra

President, Chief Executive Officer,

Secretary, Treasurer, Chief Financial Officer,

Principal Executive Officer,

Principal Financial Officer,

Principal Accounting Officer, and Sole Director