Form 10-K
period 2015-12-31
Blue Water Bar & Grill, Inc.
filed 2016-03-07
CIK 1593470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Yes ☐      No ☒

As of June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $250,800, based upon the most recent issuance price of the Registrant’s common stock which was $0.012 a share.

As of March 7, 2016, there were 108,009,530 shares of our common stock, $0.001 par value issued and outstanding; 17,759,500 of these shares were held by non-affiliates of the Registrant.

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

As used in this Annual Report, the terms "we", "us", "our", "Blue Water", “Registrant”, and “Issuer” mean Blue Water Bar & Grill, Inc. unless the context clearly requires otherwise.

Item 1.  Business

Overview of Our Business

Blue Water was incorporated under the laws of the State of Colorado on June 27, 2013 under the name Stream Flow Media, Inc.  We amended our Articles of Incorporation on October 14, 2015 to change our name to Blue Water Bar & Grill, Inc.  Subsequent to the name change, Blue Water acquired all of the issued and outstanding shares of Blue Water Bar & Grill, N.V., a St. Maarten, Dutch West Indies limited liability company, on December 15, 2015.  Presently we are developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand name.  The initial flagship location is presently under construction in St. Maarten, Dutch West Indies.

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

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.   Blue Water has elected not to opt out of the transition period pursuant to Section 107(b).

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

Industry Background

There are essentially five basic segments in the restaurant industry:

•

Casual Dining – A restaurant that serves moderately priced food in a casual, often times “themed” environment.  With the exception of buffet-style restaurants, casual dining restaurants provide table service;

•

Family Style – A restaurant that normally has a fixed menu and fixed price.  Customers typically sit at communal tables such as large picnic tables with bench seats;

•

Fast Food, also referred to as Quick Service Restaurants (QSR) – The emphasis is on speed.  Food is normally already prepared or can be prepared with little effort.  This class of restaurant ranges from street vendors selling hot dogs to global operators such as McDonald’s Corporation;

•

Fast Casual – A restaurant that does not provide table service, but will usually serve its food on non-disposable plates with actual silverware.  The price point and quality of food are normally a little higher than most fast food restaurants; and

•

Fine Dining – A restaurant that offers full table service with specific meal courses often prepared by highly trained executive chefs.  As can be expected, the restaurant’s décor typically provides for a high-end atmosphere and the wait staff is usually highly trained and better able to provide for a memorable dining experience.

Our planned restaurants will all be within the casual dining category.

Plan of Operations

Blue Water was incorporated under the laws of the State of Colorado on June 27, 2013 under the name Stream Flow Media, Inc.  We amended our Articles of Incorporation on October 14, 2015 to change our name to Blue Water Bar & Grill, Inc.  Subsequent to the name change, Blue Water acquired all of the issued and outstanding shares of Blue Water Bar & Grill, N.V., a St. Maarten, Dutch West Indies limited liability company, on December 15, 2015.  Presently we are developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand name.  The initial flagship location is presently under construction in St. Maarten, Dutch West Indies.

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

The St. Maarten Blue Water Bar & Grill™ is expected to open in Fall 2016, just ahead of the 2016 tourist season.

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

Below is the floorplan and a side view architectural rendering:

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

Below are photos taken on February 13, 2016 showing the current state of construction:

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

Recruiting.  We will actively recruit and select individuals who share our passion for customer service.  Our selection process includes testing and multiple interviews to aid in the selection of new employees, regardless of their prospective position.  We will offer a competitive compensation plan to our managers that includes a base salary, bonuses for achieving performance objectives, and possibly incentive stock options once they have worked for us for at least one full year.  For example, the general manager in our initial Blue Water Bar & Grill™ restaurant will most likely be offered a base salary of $3,500 a month, plus up to $1,000 a month in additional performance incentives for achieving minimum gross sales and exceeding the minimum targeted food, liquor, and labor costs, as determined by our executive management team.  In addition, all employees are entitled to discount meals at any of our future restaurants.

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

Long-Term Growth Plan (5 Years)

Over the next five years we plan to focus on a disciplined growth strategy of opening one new Blue Water Bar & Grill™ restaurant each year.  Aside from the Blue Water Bar & Grill™ currently under development in St. Maarten, Dutch West Indies, we have also identified the following Caribbean islands we intend to eventually open a Blue Water Bar & Grill™ restaurant:

•

Aruba, Dutch West Indies;

•

Nassau, Bahamas;

•

Cozumel, Mexico;

•

Grand Cayman; and

•

Barbados.

We estimate that we will need to raise approximately $4 - $5 million to open all of the above proposed restaurants.  This capital will most likely be raised through the sales of additional equity securities, which will have a dilutive effect on existing shareholders.

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

Financing

We estimate that we will need to generate at least $1.0 million in additional financing in order to meet our planned 2016 capital expenditures.  Further, in order to proceed with our long-term plans, we anticipate that we will need to generate at least between $4 and $5 million in additional long-term financing.

Without limiting our available options, future financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we are unable to generate profits or unable to obtain additional funds to meet our working capital needs, we may need to cease or curtail our business operations.  Further, there is no assurance that the net proceeds from any successful financing arrangement will be sufficient to cover our projected expenditures over the next 12 months.

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

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact Blue Water are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

(i)

audited financial statements required for only two fiscal years;

(ii)

selected financial data required for only the fiscal years that were audited; and

(iii)

executive compensation only needs to be presented in the limited format now required for smaller reporting companies. (A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter)

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. Blue Water is a smaller reporting company.  Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

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

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable.  Blue Water has elected not to opt out of the transition period pursuant to Section 107(b).

Item 1A.  Risk Factors

If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and you may lose your entire investment.

Industry Risk Factors

Our industry is historically seasonal, especially in the Caribbean region where we intend to open our restaurants.

Our industry is historically seasonal, especially in the Caribbean region where we intend open our restaurants.  Typically the high season spans the months from November through April.  Low season, which typically spans May through October and coincides with hurricane season, often experiences unpredictable and severe weather, storms and other similar conditions which negatively impact overall tourism.  Since our restaurants will primarily cater to tourists, failure to generate sufficient sales volumes during high season could prevent our business from reaching profitability, or if profitability is ever obtained, fail to maintain such profitability.

Our industry is highly competitive and as a smaller reporting company we may be at a disadvantage to our competitors.

The restaurant industry is highly competitive in general.  Although our targeted marketplace is the Caribbean region where we will be competing primarily with “mom and pop” restaurants, which are typically comprised of smaller family or individually owned and operated non-franchised restaurants, we may have to compete in the future against larger competitors that have greater financial resources and name recognition than we have.  We anticipate facing a high level of competition when opening new restaurants for customers (both tourists and locals), securing prime leasehold locations where we wish to open our restaurants, and attracting and retaining qualified employees.  Many aspects of our business model are not proprietary and, if they prove successful, may be replicated by others.  We cannot prevent such competitors from entering the markets in which we seek to open new restaurants.

Further, because our industry is particular sensitive to cost increases and consists of mostly non-public reporting companies we may be at a competitive disadvantage because of our reporting obligations.  We face additional expenses, which a non-public restaurant business does not, including:

•

quarterly and annual PCAOB auditor fees;

•

EDGAR filing fees; and

•

legal and consulting fees related to our ongoing SEC compliance and reporting obligations.

Our non-public competitors do not incur these costs, which puts us at a competitive disadvantage.  These expenses are projected to aggregate approximately $125,000 annually in 2016.  As our business continues to grow and develop our financial statements and our SEC filings will become more complex, which we estimate will cause these compliance expenses to continue increasing annually, potentially substantially.  If we are unable to effectively compete on a continuing basis or unforeseen competitive pressures arise, such inability to compete could have a material adverse effect on our business, results of operations, and overall financial condition.

Our industry is subject to many various government regulations which could require unexpected expenditures and/or reduce our ability to generate sufficient revenues to obtain profitability.

Our industry is subject to many various laws which directly affect our organization and operations.  Each restaurant we open must comply with various licensing requirements and regulations by a number of governmental authorities, which typically include health, safety and fire authorities in the municipality where our restaurant is located.  The development and operation of a successful restaurant depends upon selecting and acquiring a suitable location, which is normally subject to zoning, land use, environmental, traffic, and other regulations.

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

We were incorporated on June 27, 2013, and have incurred ($767,824) in losses through December 31, 2015.  We have very little operating history upon which an evaluation of our future success or failure can be made.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2016.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

We need to raise additional capital.  Failure to secure adequate financing may prevent us from generating sufficient levels of revenue which could cause our business to fail.

Our operations to date have been primarily funded by our officers, directors, and current stockholders.  We estimate that we will need to generate at least $1.0 million in new financing during the fiscal year ending December 31, 2016 in order to satisfy our planned capital expenditures and maintain sufficient levels of working capital.  Further, in order to proceed with our long-term plans, we anticipate that we will need to generate at least $4 to $5 million in additional financing.

Without limiting our available options, future financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we are unable to generate profits or unable to obtain additional funds to meet our working capital needs, we may need to cease or curtail our business operations.  Further, there is no assurance that the net proceeds from any successful financing arrangement will be sufficient to cover our projected expenditures over the next 12 months.

If we are not able to obtain sufficient additional financing, we may have to cease operations and investors will lose their entire investment.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated March 7, 2016 which is part of the financial statements that are part of this Annual Report.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

Focusing all of our business interests entirely on the Caribbean region may result in increased costs and risks.

We are presently constructing our first Blue Water Bar & Grill™ restaurant in St. Maarten, Dutch West Indies and intend to expand the concept to other islands throughout the Caribbean region.  Because most islands within the Caribbean region are independent nations or territories of other sovereign nations, operating internationally throughout the Caribbean region will expose us to a number of risks on each island we chose to operate, including:

•

risks of social, political, and economic instability;

•

risks of increases in duties and taxes;

•

labor risks, including attracting and retaining qualified local workers, general labor unrest, and complying with different labor laws on each island we operate;

•

risks relating to government corruption and anti-bribery laws;

•

changes in laws and policies governing the operations of foreign-based companies; and

•

we may be exposed to exchange rate risks if some of our future revenues and expenses are incurred in foreign currencies that fluctuate independently of the US dollar.

We cannot assure you that our business will not be affected by the aforementioned risks, each of which could have a material adverse effect on our business, potentially causing us to cease operations and you to lose your entire investment.

Because all of our future operating activities and profits, if any, will be generated outside of the United States, we may be subjected to restrictions or substantial tax consequences should we try to repatriate our funds to the United States, thereby potentially limiting our ability to conduct future business within the United States.

All of our intended future business operations will be conducted within the Caribbean region.  Although we have not experienced any delays or restrictions on transferring cash between the United State and Caribbean region, we could be subjected to restrictions and unexpected delays on transferring our cash balances into or out of the US under the provisions of the Patriot Act or applicable Anti-Money Laundering (AML) laws.  Should our banking institution or the US government take such precautions to verify the source of our funds, they could suspend transfers of our cash to the US until such verification procedures are completed, which could delay the transfer of our funds by several business days.  Such verification procedures could be enacted if either our bank or the US government were to suspect any of the funds held in our accounts were linked to:

•

financing terrorism;

•

illicit profits from drug trafficking; or

•

proceeds from money laundering activities.

In addition to the foregoing considerations, we will also be subjected to other tax considerations when repatriating our funds in the United States.

Under current law taxes profits earned by US corporations abroad may be deferred indefinitely, as long as those profits remain in the country they were earned.  Because the countries in the Caribbean region where we intend to operate levy little to no corporate income taxes, it will be in our interest to maintain our profits, if any, where they are earned.

Should we wish to repatriate our profits to the United States, those profits would be subject to US income taxes, less applicable foreign tax credits.  Because the United States currently has one of the highest corporate tax rates in the world (35%), repatriating funds in the United States could significantly increase our overall effective tax rate which would have a material adverse effect on our results of operations and financial condition and impede our ability to grow and expand our business.

We intend to retain most, if not all, of our profits outside of the United States.  We intend to repatriate only enough funds annually to maintain our US operations, which presently, and will continue to, consist of maintaining reporting and compliance requirements with the Securities and Exchange Commission, which we project to aggregate approximately $125,000 annually in 2016.  As our business continues to grow and develop our financial statements and our SEC filings will become more complex, which we estimate will cause these compliance expenses to continue increasing annually, potentially substantially.  If these expenses increase substantially, then our effective tax rate may also increase as the amount of funds we are required to repatriate each fiscal year increases.

As a holder of our common stock, a delay in repatriating our funds or an increase in our overall effective tax rate could result in you experiencing:

•

lower per share earnings, if any, relating to our common stock; and

•

a decrease in the valuation or loss in your investment in our common stock.

Our principal officer and sole director, J. Scott Sitra, currently controls approximately 83.9% of our eligible votes in all voting matters.  Accordingly, Mr. Sitra can solely determine and control all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

Our principal officer and sole director, J. Scott Sitra, currently controls an aggregate of 90,250,000 votes in all voting matters, or approximately 83.6%, of the eligible votes.  Accordingly, Mr. Sitra can solely determine the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  The interests Mr. Sitra may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

The success of our business depends heavily on key personnel, particularly J. Scott Sitra, and his business experience and understanding of our industry.  Our business would likely fail if we were to lose his services.

The success of our business will depend heavily upon the abilities and experience of our principal executive officer J. Scott Sitra.  The loss of Mr. Sitra would have a significant and immediate impact on our business, results of operations, and overall financial condition.  Further, the loss of Mr. Sitra would force us to seek a replacement or replacements who may have less general business experience and, in particular, experience in our industry, fewer industry contacts, and less understanding of our overall business plan.  We can make no assurances that we will be able to find a suitable replacement should Mr. Sitra depart, which could force us to curtail operations and/or cease operations, whereby you could lose your entire investment.

Mr. Sitra is not presently covered by an employment agreement nor is he subject to a non-compete agreement which would survive the termination of his employment.  Mr. Sitra can terminate his relationship with us at any time without cause.  Further, we do not carry “key person” insurance on any employee, including Mr. Sitra.  The departure of Mr. Sitra would most likely have a severe and negative impact on our overall business and cause us to cease operations, whereby you could lose your entire investment.

In addition to our dependency on Mr. Sitra’s continued services, our future success will also depend on our ability to attract and retain additional future key personnel, especially in the areas of restaurant managers.  We face intense competition for these individuals from well-established and better financed competitors.  We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

Because our principal executive officer, J. Scott Sitra, devotes a limited amount of his time to our operations our business could fail if he is unable or unwilling to devote a sufficient amount of time to our business.

The responsibility of developing our core business, securing the financing necessary to complete the construction of our first restaurant, and fulfilling the reporting requirements of a public company all fall upon our principal executive officer, J. Scott Sitra.  Mr. Sitra presently dedicates approximately 50% of his professional time to Blue Water, or between 20 and 25 hours per week.

We have not formulated a plan to resolve any possible conflict of interest with Mr. Sitra’s other competing business activities, which principally involves his position as President and Chief Executive Officer at Taurus Financial Partners, LLC.  Mr. Sitra presently is not under an employment agreement with any of his business interests, including our business.  If he were to enter into such an agreement with an outside business interest, he could be forced to resign from our business or devote even less time to our business interests than he presently does.

In the event Mr. Sitra is unable to fulfill any aspect of their duties, we may experience a shortfall or complete lack of revenue resulting in little or no profits and the eventual closure of our business, whereby you may lose your entire investment.

Our principal officer also serves as our sole director on our Board of Directors.  As such, he has the ability to unilaterally decide all non-voting matters, including the ability to establish compensation packages, most notably his own.

Our principal officer, J. Scott Sitra, also serves as our sole director on our Board of Directors.  As such, and in all non-voting matters, he can unilaterally determine corporate actions by issuing a Resolution of the Board of Directors.  The interests of our sole director may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.  In particular, and at his sole discretion, he may establish his own compensation package which could be contrary to the interests of other shareholders and possibly prevent us from ever achieving profitability, have a negative impact on our overall business, and result in you losing all or part of your investment.

Our Sole Director and Principal Executive Officer, J. Scott Sitra, may be subject to conflicts of interest.

Our Sole Director and Principal Executive Officer, J. Scott Sitra, has potential conflicts of interest in his dealings with us.  Circumstances under which a conflict of interest could arise between us and Mr. Sitra include:

•

Mr. Sitra is free to arbitrarily establish his own compensation;

•

Future compensation agreements with Mr. Sitra or others will not be negotiated at arm’s-length as would normally occur if the agreements were with unaffiliated third parties;

•

Acquisitions and purchases or sales of assets and other similar transactions can be made without due diligence or extended negotiation; and

•

Business combinations or the implementation anti-takeover “poison pill” preventative measures.

We have not formulated a policy for potential conflicts of interest that may arise between us and Mr. Sitra.  If a potential conflict of interest arises and cannot be resolved, the result could be contrary to the interests of other shareholders and prevent us from ever achieving profitability, have a negative impact on our overall business, and result in you losing all or part of your investment.

The projected costs and other related expenses used in our business plan are estimates made by our management.  Our actual costs related to opening our proposed restaurant may differ significantly.

The projected costs and other related expenses in our business plan and in the Plan of Operation starting on page 6 of this Annual Report are mere cost estimates and forecasts made by our management.  Our actual costs related to opening and operating our proposed restaurant may differ significantly from these estimates, which could have a negative impact on our overall business, cause our business to fail, and result in you losing all of your investment.

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

We currently do not maintain any insurance coverage.  In the event that we are found liable for damages or other losses, we would incur substantial and protracted losses in paying any such claims or judgments.  We have not maintained liability insurance in the past, but intend to acquire such coverage immediately upon resources becoming available.  There is no guarantee that we can secure such coverage or that any insurance coverage, if ever secured, would protect us from any damages or loss claims filed against it.

We may incur additional risks and significant increases in annual costs to remain a public company, which requires us to maintain compliance with Securities and Exchange Commission reporting requirements.  We may not be able to absorb such increased annual costs.

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

Presently we estimate these additional reporting and compliance requirements are projected to aggregate approximately $125,000 annually in 2016.  As our business grows and develops our financial statements and our SEC filings will become more complex, we anticipate these annual costs will increase, potentially substantially.  Additionally, we have not obtained quotes for officers and directors insurance and will not do so until we begin generating sufficient cash flows to pay the annual premiums on such a policy.    Further, we may not be able to absorb these costs of being a public company which could negatively affect our business operations and may result in you losing your entire investment.

Risk Factors Relating to Our Common Stock

There is a limited, volatile, and sporadic public trading market for our common stock and we cannot assure you that an active public trading market for our common stock will develop, of if developed, be sustained.  Even if a trading market does develop, you may not be able to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

There is presently a limited public trading market for our registered common stock which presently trades on the OTC Pink Sheets (“Pink Sheets”) under the trading symbol “BWBG”.

Even though our registered common stock is approved for quotation and electronic trading on the OTC Pink Sheets, the number of institutions and/or persons interested in purchasing our registered common stock at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including, among others, the fact that we are a small and unproven company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community responsible for generating or influencing trading volume, and that even if we were to come to the attention of such institutions and/or persons, they tend to be more risk averse and may be reluctant to follow an unproven business such as ours or purchase or recommend the purchase of our shares until such time as we have demonstrated sufficient success with our business plan.  As such, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without adversely affecting their share price.  We cannot assure you that an active public trading market for our registered common stock will develop and, if developed, be sustained.

Even if a sustained active public trading market develops for our registered common stock, the market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•

variations in our quarterly operating results;

•

changes in general economic conditions and consumer spending habits;

•

announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;

•

loss of a significant distributor, retailer, partner or joint venture participant; and

•

the addition or loss of key managerial and collaborative personnel.

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

We do not intend to pay any dividends on our common stock, therefore there are limited ways in which you can make a profit on any investment in Blue Water Bar & Grill, Inc.

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

We have certain anti-takeover provisions and may issue additional stock, both common and preferred, without shareholder consent which may make it difficult, if not impossible, to replace or remove our current management and could also result in significant dilution to an investment in our common stock.

Our Articles of Incorporation, as amended, authorizes the issuance of up to 500 million shares of common stock and of up to 1 million shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors.  Our Board of Directors may, without requiring shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting or other rights which could supercede and/or adversely affect the voting power and/or other rights of the holders of our common stock.  The ability of our Board of Directors to issue shares of common stock and/or preferred stock may prevent any shareholder attempt to replace or remove current management and/or could make it extremely difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  Additionally, the issuance of additional common stock or preferred stock in the future may significantly reduce your proportionate ownership and voting power.

It is important to note that as of March 7, 2016 we could issue up to an additional 391,990,500 shares of common stock without shareholder consent.

We are presently subject to the "Penny Stock" rules of the SEC which could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock, and increase your transaction costs to sell shares of our common stock.

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

Our common stock presently trades under $5 a share and is subject to the “penny stock” rules.  The continued application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock, or cause an increase the transaction costs related to of our common stock.

Shares eligible for future sale may adversely affect the market price of our common stock.

From time to time, certain of our stockholders may be eligible to sell some or all of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year).  Affiliates may sell after six months subject to the Rule 144 volume, manner of sale, current public information and notice requirements.

As of March 7, 2016 we had 108,009,530 shares of our common stock issued and outstanding.  Of these shares currently issued and outstanding:

•

950,000 are freely tradable without restrictions (commonly referred to as the “public float”);

•

30 shares represent the restricted capital stock of Blue Water Bar & Grill, N.V., a wholly owned subsidiary;

•

90,250,000 are restricted from transfer or resale pursuant to a lockup agreement through October 12, 2020, after which time they will become subject to the restrictions and sale limitations imposed by Rule 144; and

•

16,809,500 are subject to the restrictions and sale limitations imposed by Rule 144.

Under Rule 144, these shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, one year after the date Blue Water files “Form 10 information” with the SEC.  Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities Exchange Act.  Blue Water filed a Registration Statement on Form S-1 with the SEC on March 7, 2016 that included current “Form 10 information”.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

We expect volatility in the price of our common stock to continue, which may subject us to securities litigation and thereby divert our resources which may materially affect our profitability and results of operations or force us to cease operations.

Our common stock is thinly traded and can be characterized by significant price volatility when compared to seasoned issuers.  We expect that our share price will be continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may, in the future, be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities, could divert management's attention and resources, and could ultimately force us to cease operations whereby you could lose your entire investment.

We have identified deficiencies in our current internal controls over financial reporting.  Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

Our business is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  We are also required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  We have, through the participation of our sole officer and director, J. Scott Sitra, assessed the current effectiveness of our internal control over financial reporting.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our current internal controls over financial reporting are not effective due to control deficiencies that constituted material weaknesses.

We have identified a lack of sufficient personnel in the accounting function due to the limited resources of Blue Water with appropriate skills, training, and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.  To this extent, we have identified specific remedial actions we intend to undertake prior to the end of the current fiscal year ending December 31, 2016 to address the current material weaknesses described above:

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive office is located at Lake Side Drive #5, Indigo Bay, Cole Bay, St. Maarten, Dutch West Indies and our telephone number is (949) 264-1475.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Our common stock trades on the OTC Pink Sheets under the trading symbol “BWBG”.  Currently there is only a limited, sporadic, and volatile market for our stock on the OTC Pink Sheets.

The following table sets forth the high and low sales prices of our common stock as reported by the OTC Pink Sheets for the periods indicated.  These prices represent prices between inter-dealer prices, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2015
Third Quarter (1)	$0.01	$0.01
Fourth Quarter	0.01	0.01

Year Ending December 31, 2016
First Quarter (through March 7, 2016)	$-0-	$-0-

(1)

Our common stock received clearance from FINRA to trade on the OTC Pink Sheets on July 31, 2015.

On March 7, 2016 our common stock was quoted at a $0.031 bid price and a $0.25 ask price.

Holders of Record

As of March 2, 2016, we had 108,009,530 shares of our common stock issued and outstand held by approximately 50 stockholders of record; this figure does not include any shareholders electing to beneficially own their shares through nominees such their stock broker or other financial institution.

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

As of March 7, 2016 we had 108,009,530 shares of common stock issued and outstanding.

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

Series A Preferred Stock

On November 2, 2015 our Board of Directors authorized a class of preferred stock consisting of up to 250,000 shares and designated it Series A Preferred Stock.  The Series A Preferred Stock has the following terms and rights:

Designation and Amount.

This class of preferred stock shall be designated Series A Preferred Stock (“Preferred Stock”), $0.001 par value.  The Corporation’s Board of Directors may issue up to two-hundred fifty-thousand (250,000) shares of this Preferred Stock.

Rank.

The Preferred Stock shall rank superior to the Corporation’s common stock and all other classes (currently outstanding or future) of preferred stock.

Dividends.

The Preferred Stock is eligible for all legal dividends as may be approved by the Corporation’s Board of Directors.  In the event a dividend is declared across multiple classes of stock, the amount of any dividend to be received by holders of the Preferred Stock shall be calculated on a fully-diluted, pro-rata basis with the other classes of stock participating in said dividend.

Voting Rights.

Holders of the Preferred Stock shall have the right to vote on any and all matters with holders of common stock (and other classes of preferred stock, if any) by aggregating votes into one (1) class of stock.  Each share of Preferred Stock shall have five-thousand (5,000) votes for any election or other vote placed before the shareholders of the Corporation, regardless if the vote is taken with or without a shareholders’ meeting.  Holders of the Preferred Stock may not cumulate their votes in any voting matter.

Conversion.

After a minimum holding period of two (2) years from the date of issue, holders of shares of Preferred Stock may, at their sole option, convert all or a portion of their holdings of Preferred Stock into shares of the Corporation’s common stock at a ratio of one (1) share of Preferred Stock for five-thousand (5,000) shares of common stock.  There is no requirement for holders to convert their holdings into shares of common stock.

Redemption by Corporation.

After a minimum period of two (2) years from the date of issue the Corporation may, at its sole option, redeem some or all of the Preferred Stock in either cash, common stock (as per the conversion calculation herein), or a combination thereof.

As of March 7, 2016 we had -0- shares of preferred stock issued or outstanding.

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

Shares Eligible for Future Sale

As of March 7, 2016 we had 108,009,530 shares of our common stock issued and outstanding.  Of these shares currently issued and outstanding:

•

950,000 are freely tradable without restrictions (commonly referred to as the “public float”);

•

30 shares represent the restricted capital stock of Blue Water Bar & Grill, N.V., a wholly owned subsidiary;

•

90,250,000 are restricted from transfer or resale pursuant to a lockup agreement through October 12, 2020, after which time they will become subject to the restrictions and sale limitations imposed by Rule 144; and

•

16,809,500 are subject to the restrictions and sale limitations imposed by Rule 144.

Under Rule 144, these shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, one year after the date Blue Water files “Form 10 information” with the SEC.  Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities Exchange Act.  Blue Water filed a Registration Statement on Form S-1 with the SEC on March 7, 2016 that included current “Form 10 information”.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 7, 2016 we did not have any authorized Equity Compensation Plans.

Transfer Agent

VStock Transfer, LLC

18 Lafayette Place

Woodmere, NY  11598

(212) 828-8436 Phone

(646) 599-1296 Fax

www.VStockTransfer.com

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since inception on June 27, 2013 through March 7, 2016.

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

On June 27, 2013, we issued an aggregate of 20,000,000 shares of common stock to four consultants in consideration of their services in lieu of cash.  We valued these shares at $240,000, or $0.012 a share, based on the value of the services provided.  These shares were issued without any type of clawback provision and, as such, Blue Water expensed the full value of these issuances during the fiscal year ended December 31, 2013.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship to us these consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.  The following table summarizes these share issuances:

Consultant Name	Number of Shares Received	Aggregate Valuation ($)

Domenico Battaglia	5,000,000 shares of restricted common stock	$60,000
Natalia Ourbakh	5,000,000 shares of restricted common stock	$60,000
Annika Prim	5,000,000 shares of restricted common stock	$60,000
Nina Edstrom	5,000,000 shares of restricted common stock	$60,000
	20,000,000 shares of restricted common stock	$240,000

On August 9, 2013, we issued 250,000 shares of common stock, $0.001 par value, to Michael Etheredge in consideration of his services to us as an executive officer.  We valued these shares at $3,000, or $0.012 a share, based on the value of the services provided.  These shares were issued without any type of clawback provision and, as such, Blue Water expensed the full value of this issuance during the fiscal year ended December 31, 2013.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of Mr. Etheredge’s relationship with us he had access to all relevant information relating to our business and represented that they each had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On December 2, 2013, we issued 20,000,000 shares of common stock to Blue Water Global Group, Inc. in consideration of its services in lieu of cash.  We valued these shares at $240,000, or $0.012 a share, based on the value of the services provided.  These shares were issued without any type of clawback provision and, as such, Blue Water expensed the full value of this issuance during the fiscal year ended December 31, 2013.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of its relationship to us, Blue Water Global Group, Inc. had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On September 28, 2015, we issued an aggregate of 6,000,000 shares of common stock to three consultants in consideration of their services in lieu of cash.  We valued these shares at $60,000, or $0.01 a share, based on the value of the services provided.  These shares were issued without any type of clawback provision and, as such, Blue Water expensed the full value of these issuances during the fiscal year ended December 31, 2015.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship to us these consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.  The following table summarizes these share issuances:

Consultant Name	Number of Shares Received	Aggregate Valuation ($)

Dignitas Consulting, LLC	1,500,000 shares of restricted common stock	$15,000
Mark Maradei	1,500,000 shares of restricted common stock	$15,000
Seaside Advisors, LLC	3,000,000 shares of restricted common stock	$30,000
	6,000,000 shares of restricted common stock	$60,000

On November 16, 2015, we issued an aggregate of 459,500 shares of common stock to six consultants in consideration of their services in lieu of cash.  We valued these shares at $4,595, or $0.01 a share, based on the value of the services provided.  These shares were issued without any type of clawback provision and, as such, Blue Water expensed the full value of these issuances during the fiscal year ended December 31, 2015.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship to us these consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.  The following table summarizes these share issuances:

Consultant Name	Number of Shares Received	Aggregate Valuation ($)

Aaron Mase	155,000 shares of restricted common stock	$1,550
John Kile	55,000 shares of restricted common stock	$550
Douglas Wright	12,500 shares of restricted common stock	$125
Thomas Armbruster	73,000 shares of restricted common stock	$730
Thomas Drechsler	70,000 shares of restricted common stock	$700
Thomas McCue	94,000 shares of restricted common stock	$940
	459,500 shares of restricted common stock	$4,595

On February 10, 2016, we issued 250,000 shares of restricted common stock to Blackbridge Capital, LLC (“Blackbridge”) in exchange for cash aggregating $25,000.00, or $0.10 a share.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship with us, Blackbridge had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued carried registration rights and bore an appropriate restrictive legend.

On February 29, 2016, we issued 150,000 shares of restricted common stock to Tri-Bridge Ventures, LLC (“Tri-Bridge”) in exchange for cash aggregating $15,000.00, or $0.10 a share.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship with us, Tri-Bridge had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued carried registration rights and bore an appropriate restrictive legend.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2015, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Blue Water was incorporated under the laws of the State of Colorado on June 27, 2013 under the name Stream Flow Media, Inc.  We amended our Articles of Incorporation on October 14, 2015 to change our name to Blue Water Bar & Grill, Inc.  Subsequent to the name change, Blue Water acquired all of the issued and outstanding shares of Blue Water Bar & Grill, N.V., a St. Maarten, Dutch West Indies limited liability company, on December 15, 2015.  Presently we are developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand name.  The initial flagship location is presently under construction in St. Maarten, Dutch West Indies.

We are an emerging growth company.  Our independent registered public accounting firm has issued a going concern opinion in their audit report included in the financial statements that are a part of this Annual Report on Form 10-K.  This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next 12 months.  Although we are executing our business plan we are not presently generating any revenue and cannot meet our ongoing current financial obligations, particularly our ongoing reporting requirements with the SEC.  Accordingly, we must raise additional cash from sources other than operations.

To meet our need for cash we presently are exploring other such sources of funding, including raising funds through an offering of our common stock and loans.  If we are unable to raise this additional funding, we may have to suspend operations until we do raise the cash or cease operations entirely.

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

Results of Operations

For the ease of reference, we refer to the fiscal year ended December 31, 2015 as fiscal 2015 or the fiscal year ended December 31, 2015 and the fiscal year ended December 31, 2014 as fiscal 2014 or the fiscal year ended December 31, 2014.

Fiscal Year Ended December 31, 2015 and 2014

Revenues.  We did not generate any revenue in fiscal 2015 compared to generating $10,000 in revenue during fiscal 2014.  The reason for the decrease in revenue during fiscal 2015 compared to fiscal 2014 was the consulting project responsible for generating the revenue was completed during fiscal 2014.  Since the completion of that project we have not generated any revenue and have subsequently changed our business plan to focus on developing a chain of casual dining restaurants throughout the Caribbean region under the brand name Blue Water Bar & Grill™.

Operating Expenses.  Our total operating expenses for fiscal 2015 were $204,880, which is a $123,720, or 152.4%, increase compared to operating expenses of $81,160 for the same period a year ago.  Our increase in operating expenses was primarily attributable to increased legal and consulting fees associated with development expenses related to the St. Maarten, Dutch West Indies Blue Water Bar & Grill™ and higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

(Loss) From Operations.  Our loss from operations for fiscal 2015 was ($204,880), which is a $133,720, or 187.9%, increase compared to a loss from operations of ($71,160) for the same period a year ago.  Our increase in operating loss was primarily attributable to increased legal and consulting fees associated with development expenses related to the St. Maarten, Dutch West Indies Blue Water Bar & Grill™ and higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other Income (Expenses).  During fiscal 2015 we incurred an aggregate of ($8,694) in other expenses compared to ($10) for the same period a year ago.  These other (expenses) were solely comprised of imputed interest expenses relating to an outstanding note payable from a related party.

Net Income (Loss).  We had a net loss of ($213,574) for fiscal 2015 compared to a net loss of ($71,170) for the same period a year ago, which represented a $142,403, or 200.1%, increase in net loss.  The increase in net loss was primarily attributable to increased legal and consulting fees associated with development expenses related to the St. Maarten, Dutch West Indies Blue Water Bar & Grill™ and higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($767,824) as of December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2015, we had assets totaling $637,869, which was comprised of construction costs to date for our Blue Water Bar & Grill™ presently under construction in St. Maarten, Dutch West Indies.

As of December 31, 2015, we had total liabilities of ($219,385), which consisted of accounts payable of ($116,636) and a short-term related party payable due to Taurus Financial Partners, LLC for ($102,749).  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.), but are continuing to explore the possibility of obtaining such a credit facility from a traditional lending institution.

We expect to incur continued losses through the fiscal year ending December 31, 2016, possibly even longer.  We estimate that we will need to generate at least $1.0 million in additional financing in order to meet our planned 2016 capital expenditures.  Further, in order to proceed with our long-term plans, we anticipate that we will need to generate at least between $4 and $5 million in additional long-term financing.

Without limiting our available options, future financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we cannot secure adequate financing we may be forced to cease operations and you will lose your entire investment.

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

Contractual Obligations

As of December 31, 2015 we did not have any contractual obligations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal years ended December 31, 2015 and 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Blue Water considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2015 and 2014, Blue Water had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Blue Water’s financial instruments as of December 31, 2015 are as follows:

	Fair Value Measurement at December 31, 2015 Using:

Description	12/31/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Accounts payable	$116,636	$116,636	$-	$-
Short-term notes payable	102,749	102,749
	$219,385	$219,385	$-	$-

The estimated fair values of the Blue Water’s financial instruments as of December 31, 2014 are as follows:

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$12,724	$12,724	$-	$-
	$12,724	$12,724	$-	$-

Liabilities
Accounts payable	$63,584	$63,584	$-	$-
Note payable to related party	28,350	28,350
	$91,934	$91,934	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2015 and 2014, Blue Water had no dilutive financial instruments issued or outstanding.

Revenue Recognition

Blue Water follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, Blue Water recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees.  Revenue is generally recognized at the time of sale and is expected to consist of sales of food, beverages and general merchandise and souvenirs.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Blue Water Bar & Grill, Inc.

We have audited the accompanying balance sheets of Blue Water Bar & Grill, Inc. as of December 31, 2015 and 2014 and the related statements of operations, changes in stockholders deficit, and cash flows for the period ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Water Bar & Grill, Inc. as of December 31, 2015 and 2014, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

March 7, 2016

BLUE WATER BAR & GRILL, INC.

(formerly Stream Flow Media, Inc.)

CONSOLIDATED BALANCE SHEETS

ASSETS

	For the fiscal year ended December 31,
	2015	2014
Current assets:
Cash and equivalents	$-	$12,724
	-	12,724

Property and equipment, net	637,869	28,250

Total assets:	$637,869	$40,974

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$116,636	$63,584
Short-term notes payable, related party	102,749	28,350
Total current liabilities	219,385	91,934

Total liabilities	$219,385	$91,934

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 1,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 250,000 shares authorized; -0- and -0- shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 107,609,530 and 101,150,000 shares issued and outstanding, respectively	110,610	104,150
Additional paid-in capital	1,075,698	399,140
Accumulated deficit	(767,824)	(554,250)

Total stockholders’ equity (deficit)	$418,484	$(50,960)

Total liabilities and stockholders’ (deficit)	$637,869	$40,974

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER BAR & GRILL, INC.

(formerly Stream Flow Media, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the fiscal year ended December 31,
	2015	2014

Revenues, net	$-	$10,000

Cost of revenues	-	-

Gross profit	-	10,000

Operating expenses:
General and administrative	10,265	2,885
Accounting fees	6,000	5,000
Consulting fees	78,645	275
Legal fees	109,970	73,000
Total operating expenses	204,880	81,160

(Loss) from operations	(204,880)	(71,160)

Other income (expense):
Interest expense	(8,694)	(10)
Total other income (expense)	(8,694)	(10)

Provision for income taxes	-	-

Net (loss)	$(213,574)	$(71,170)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	102,750,457	101,150,030

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER BAR & GRILL, INC.

(formerly Stream Flow Media, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2013 to December 31, 2015

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	100,250,000	$ 100,250	$ 382,755	$ (483,080)	$ (75)
Issuance of common stock for cash	900,000	900	8,100	-	9,000
Expenses paid by related party	-	-	11,275	-	11,275
Imputed interest	-	-	10	-	10
Net loss	-	-	-	(71,170)	(71,170)
Balance, December 31, 2014	101,150,000	$ 101,150	$ 402,140	$ (554,250)	$ (50,960)

Issuance of common shares for services	6,459,500	6,460	58,136	-	64,596
Expenses paid by related party	-	-	609,728	-	609,728
Acquisition of Blue Water Bar & Grill, N.V.	30	3,000	(3,000)	-	-
Imputed interest	-	-	8,694	-	8,694
Net loss	-	-	-	(213,574)	(213,574)
Balance, December 31, 2015	107,609,530	$ 110,610	$ 1,075,698	$ (767,824)	$ 418,484

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER BAR & GRILL, INC.

(formerly Stream Flow Media, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year ended December 31,
	2015	2014
Cash flows from operating activities:
Net (loss)	$(213,574)	$(71,170)
Adjustments to reconcile net (loss) to net cash used in operating activities
Common stock issued in connection with services provided by consultants	64,596	-
Imputed interest on related party loan	8,694	10
Changes in operating assets and liabilities:
Increase in accounts payable	53,052	63,509

Net cash used in operating activities	(87,232)	(7,651)

Cash flows from investing activities:
Purchase of property and equipment	$(609,619)	$(28,250)

Net cash used by investing activities	(609,619)	(28,250)

Cash flows from financing activities:
Increase in notes payable to a related party	-	28,250
Expenses paid by related party	581,478	11,275
Principal payments on debt	(100)	-
Short-term related party advances	102,749	-
Issuance of common stock for cash	-	9,000

Net cash provided by financing activities	684,127	48,525

Net increase (decrease) in cash	(12,724)	12,624

Cash – beginning of period	12,724	100

Cash – end of period	$-	$12,724

Supplemental disclosure of cash flow information:
Acquisition of Blue Water Bar & Grill, N.V.	$3,000	$-
Expenses paid by related party	28,250	-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER BAR & GRILL, INC.

(formerly Stream Flow Media, Inc.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

NOTE 1 – Summary of Significant Accounting Policies

Organization

Blue Water Bar & Grill, Inc. (“Company” or “Blue Water”) was incorporated under the laws of the State of Colorado on June 27, 2013 under the name Stream Flow Media, Inc.  The Company amended its Articles of Incorporation on October 14, 2015 to change its name to Blue Water Bar & Grill, Inc.  Subsequent to the name change, the Company acquired all of the issued and outstanding shares of Blue Water Bar & Grill, N.V., a St. Maarten, Dutch West Indies limited liability company, on December 15, 2015.  The Company is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand name.  The initial flagship location is presently under construction in St. Maarten, Dutch West Indies.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal years ended December 31, 2015 and 2014.

The consolidated financial statements include the accounts of Blue Water Bar & Grill, Inc. and its wholly owned subsidiary Blue Water Bar & Grill, N.V. (hereafter referred collectively as the “Company” or “Blue Water”).

All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2015 and 2014, the Company had no cash equivalents.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 3 to 20 years.  Leasehold improvements and leased equipment are amortized over the shorter of the term of the lease or the useful life of the improvement or equipment.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of December 31, 2015 are as follows:

	Fair Value Measurement at December 31, 2015 Using:

Description	12/31/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Accounts payable	$116,636	$116,636	$-	$-
Short-term notes payable	102,749	102,749
	$219,385	$219,385	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2014 are as follows:

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$12,724	$12,724	$-	$-
	$12,724	$12,724	$-	$-

Liabilities
Accounts payable	$63,584	$63,584	$-	$-
Note payable to related party	28,350	28,350
	$91,934	$91,934	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2015 and 2014, the Company had no dilutive financial instruments issued or outstanding.

Revenue Recognition

The Company follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, the Company recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees.  Revenue is generally recognized at the time of sale and is expected to consist of sales of food, beverages and general merchandise and souvenirs.

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2015, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of December 31, 2015, the Company had an accumulated net loss of ($767,824).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional sources of financing. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

On November 2, 2015, the Company’s board of directors designated 250,000 shares of preferred stock as Series A Preferred Stock at $0.001 par value.  Series A Preferred Stock ranks superior to all other classes of stock including common and other future classes of preferred in regard to liquidation, dissolution or winding up of the Company. The Series A Preferred Stock shall participate in all legal dividends declared by the board of directors, has 5,000 votes per share in all voting matters, and is convertible and redeemable by the Company into shares of common stock at a ratio of 5,000 shares of common stock for each share of Series A Preferred after a minimum holding period of two years.

As of December 31, 2015, the Company had -0- shares of Series A Preferred Stock issued and outstanding; there were no other shares or classes of preferred stock authorized or outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

During the fiscal year ended December 31, 2014, the Company issued an aggregate of 900,000 shares of its common stock in exchange for $9,000 in cash, or $0.01 a share.

During the fiscal year ended December 31, 2015, the Company issued an aggregate of 6,459,500 shares of its common stock for services rendered at a fair value of $64,595, based on the price from NASDAQ of $0.01 a share for the Company’s common stock at the time of grant.

During the fiscal year ended December 31, 2015, the Company acquired 30 shares of the common stock, $100 par value, of Blue Water Bar & Grill, N.V., a St. Maarten, Dutch West Indies limited liability company.  These shares represented 100% of the issued and outstanding capital stock of Blue Water Bar & Grill, N.V.

Imputed Interest and Expenses Paid by Related Party

During the fiscal years ended December 31, 2015 and 2014, Blue Water Global Group, Inc. paid $609,728 and $11,275, respectively, in expenses on behalf of the Company.  Since inception on July 27, 2013, Blue Water Global Group has paid an aggregate of $621,003 in expenses on behalf of the Company.  These expenses were included in the financial statements under Additional Paid-In Capital.

As of December 31, 2015 and 2014, the Company had outstanding accounts payable to Taurus aggregating $102,749 and $28,350, respectively, for expenses paid on behalf of the Company which has been accounted for as a short-term note payable to a related party.  As of December 31, 2015 this note payable had accrued $8,683 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

During the fiscal year ended December 31, 2015, the Company had a note payable to a related party stockholder in the amount of $100.  This note was paid in full on December 4, 2015.  During the fiscal year ended December 31, 2015 this note accrued $11 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2015 and 2014 was as follows, assuming a 35% effective tax rate:

	For the fiscal year ended December 31,
	2015	2014
Current tax provision:
Federal
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred tax provision:
Federal
Loss carryforwards	$99,679	$24,932
Change in valuation allowance	(99,679)	(24,932)

Total deferred tax provision	$-	$-

As of December 31, 2015, the Company had approximately $284,798 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2035.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 27, 2013 (inception) to December 31, 2015 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 5 – ACQUISITION OF BLUE WATER BAR & GRILL, N.V.

On December 15, 2015 we acquired all of the issued and outstanding shares (comprised of 30 common shares with a par value of $100 per share) of Blue Water Bar & Grill, N.V., a St. Maarten, Dutch West Indies limited liability company from Blue Water Global Group, Inc., a related party.  These shares were valued at an aggregate of $3,000, or $100 per share, which was paid by Taurus Financial Partners, LLC (“Taurus”), a related party.

J. Scott Sitra, our sole officer and director, was the control person of all entities prior to and subsequent to this acquisition.  Hence, this acquisition did not result in a change of control with any of the parties involved.

The pro forma tables below illustrate the impact to the Consolidated Balance Sheets and Consolidated Statements of Operations for the fiscal year ended December 31, 2014:

PRO FORMA CONSOLIDATED BALANCE SHEETS

December 31, 2014

	Blue Water Bar & Grill, Inc. 12/31/14	Blue Water Bar & Grill, N.V. 12/31/14	Pro Forma Adjustments	Pro Forma Consolidated
ASSETS

Current assets:
Cash and equivalents	$12,724	$-	$-	$12,724

Property and equipment, net	-	28,250	-	28,250

Total assets	$12,724	$28,250	$-	$40,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$63,584	$-	$-	$63,584
Short-term notes payable, related party	100	28,250	-	28,350
Total current liabilities	63,684	28,250	-	91,934

Stockholders’ equity (deficit):
Preferred stock, 1,000,000 shares authorized, -0- shares issued and outstanding	-	-	-	-
Common stock, 500,000,000 shares authorized, 107,609,530 shares issued and outstanding on a pro forma basis	101,150	3,000	-	104,150
Additional paid-in capital	402,140	(3,000)	-	399,140
Accumulated deficit	(554,250)	-	-	(554,250)

Total stockholders’ (deficit)	$(50,960)	$-	$-	$(50,960)

Total liabilities and stockholders’ (deficit)	$12,724	$28,250	$-	$40,974

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

December 31, 2014

	Blue Water Bar & Grill, Inc. 12/31/14	Blue Water Bar & Grill, N.V. 12/31/14	Pro Forma Adjustments	Pro Forma Consolidated

Revenues, net	$10,000	$-	$-	$10,000

Cost of revenues	-	-	-	-

Gross profit	10,000	-	-	10,000

Operating expenses:
General and administrative	2,885	-	-	2,885
Accounting fees	5,000	-	-	5,000
Consulting fees	275	-	-	275
Legal fees	73,000	-	-	73,000
Total operating expenses	81,160	-	-	81,160

(Loss) from operations	(71,160)	-	-	(71,160)

Other income (expense):
Interest expense	(10)	-	-	(10)
Total other income (expense)	(10)	-	-	(10)

Net (loss)	$(71,170)	$-	$-	$(71,170)

Loss per share, basic and diluted	(0.00)	0.00	-	(0.00)

Weighted average number of common shares outstanding, basic and diluted	101,150,000	30	-	101,150,130

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2015 and 2014 is summarized as follows:

	For the fiscal year ended December 31,
	2015	2014

Construction in progress	$637,869	$28,250
Subtotal	637,869	28,250

Less accumulated depreciation	-	-

Property and equipment, net	$637,869	$28,250

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives.  Construction in process is comprised of the accumulated costs of construction of a Blue Water Bar & Grill™ restaurant in St. Maarten, Dutch West Indies with completion expected in Fall 2016 at a projected completion cost of $1.1 million.  Once in service, an estimated life will be established and depreciation will begin.

When property and equipment is retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $-0- and $-0- for the fiscal years ended December 31, 2015 and 2014, respectively

NOTE 7 – CONTINGENCY/LEGAL

As of December 31, 2015, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

From time to time, the Company may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities.  However, litigation is subject to inherent uncertainties for which the outcome cannot be predicted.  Any adverse result in these or other legal matters could arise and cause harm to the Company’s business.  The Company currently is not party to any claim or litigation the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on the Company’s business.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the fiscal years ended December 31, 2015 and 2014, Blue Water Global Group, Inc. paid $609,728 and $11,275, respectively, in expenses on behalf of the Company.  Since inception on July 27, 2013, Blue Water Global Group has paid an aggregate of $621,003 in expenses on behalf of the Company.  These expenses were included in the financial statements under Additional Paid-In Capital.

As of December 31, 2015 and 2014, the Company had outstanding accounts payable to Taurus aggregating $102,749 and $28,350, respectively, for expenses paid on behalf of the Company which has been accounted for as a short-term note payable to a related party.  As of December 31, 2015 this note payable had accrued $8,683 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

During the fiscal year ended December 31, 2015, the Company had a note payable to a related party stockholder in the amount of $100.  This note was paid in full on December 4, 2015.  During the fiscal year ended December 31, 2015 this note accrued $11 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

NOTE 9 – SUBSEQUENT EVENTS

Share Issuances

On February 10, 2016, the Company issued 250,000 shares of restricted common stock to Blackbridge Capital, LLC in exchange for cash aggregating $25,000, or $0.10 a share.

On February 29, 2016, the Company issued 150,000 shares of restricted common stock to Tri-Bridge Ventures, LLC in exchange for cash aggregating $15,000, or $0.10 a share.

As of March 7, 2016, the Company had 108,009,530 shares of common stock issued and outstanding.

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of principal executive officer and sole director, J. Scott Sitra, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on June 27, 2013 and, as of December 31, 2015, have not been remedied.

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

Our principal executive officer and sole director, J. Scott Sitra, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2015 due to control deficiencies that constituted material weaknesses.

Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of Blue Water with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

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

(b) Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by Blue Water’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Blue Water to provide only management's report in this Annual Report.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2015 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position

J. Scott Sitra	43	President, Chief Executive Officer, Treasurer, Secretary, and Sole Director

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

J. Scott Sitra, has served as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and member of our Board of Directors since October 2015.  He has various outside business interests and concurrently serves as the President and Chief Executive Officer of Taurus Financial Partners (“Taurus”) (since 2010), an international management and financial consulting firm specializing in assisting small and promising businesses with obtaining and maintaining a public listing on the OTC Bulletin Board and related markets.  Additionally, Mr. Sitra serves as a part-time principal executive officer to various Taurus clients, including Blue Water Global Group, Inc. (since 2013), Blue Water Beverage Brands, Ltd. (since 2014) and BWG Investments & Development, Ltd. (since 2014).

Before founding Taurus, Mr. Sitra worked as an independent consultant advising early stage businesses on various matters relating to business finance and how to obtain a public listing on a US exchange.  Prior to being an independent consultant, Mr. Sitra served in varying capacities, including as an executive officer and a member of the board of directors, to several private and public entities.  He has actively participated in the successful growth and development of several private and public entities within a multitude of industries, including high technology, oil and gas exploration, marketing and retailing, food and beverage, and publishing.

In addition to the foregoing, Mr. Sitra serves on the Board of Directors of African Resources Group, Inc.

Mr. Sitra presently devotes approximately 50%, or 20 to 25 hours per week, of his business time to our affairs.

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

Involvement in Legal Proceedings

None of our officers or directors – past or present – have appeared as a party during the past ten (10) years in any legal proceedings that may bear on their ability or integrity to serve as an officer or director of Blue Water.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors.  Thus, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation, including his own, and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with our sole officer and director.

Board of Director’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by Blue Water.  These risks include financial, technological, competitive and operational risks.  The Board of Directors dedicates time at each of its meetings to review and consider the relevant risks faced at that time.  In addition, since Blue Water does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of Blue Water’s financial risk exposures.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, require Blue Water's executive officers, directors and persons who own more than 10% of a registered class of Blue Water's equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of common stock and other equity securities of Blue Water on Form(s) 3, 4, and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish Blue Water with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with and that there were no deficiencies.

Item 11.  Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from inception on June 27, 2013 through December 31, 2015.  Our fiscal year end is December 31.  No cash compensation has been paid to our officers from inception on June 27, 2013 through December 31, 2015.  We have no plans to begin paying our officers any cash compensation during the current fiscal year ending December 31, 2016.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

J. Scott Sitra, President,CEO, Treasurer, Secretary and Sole Director	2015	0	0	0	0	0	0	0	0
Gregory Galanis, President,CEO, Treasurer, Secretary and Sole Director (1)	2015 2014 2013	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Michael Etheredge, Vice President and Creative Director (2)	2015 2014 2013	0 0 0	0 0 0	0 0 3,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 3,000

(1)

Gregory Galanis received 60,000,000 shares of our common stock on June 27, 2013.  These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.  As of December 31, 2015, Mr. Galanis had received no other compensation and had disposed of all of his holdings in Blue Water.

(2)

Michaeal Etheredge received 250,000 shares of our common stock on August 9, 2013.  These shares were valued at an aggregate of $3,000, or $0.012 a share.  As of December 31, 2015, Mr. Etheredge had received no other compensation and had disposed of all of his holdings in Blue Water.

The following table sets forth information with respect to compensation paid by us to our directors from inception on
June 27, 2013 through December 31, 2015.  Our fiscal year end is December 31.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

J. Scott Sitra (1)	0	0	0	0	0	0	0
Gregory Galanis (2)	0	0	0	0	0	0	0

(1)

Mr. Sitra joined Blue Water’s Board of Directors in October 2015.  As of December 31, 2015 Mr. Sitra has not received any form of compensation for serving on the Board of Directors.

(2)

Gregory Galanis joined Blue Water’s Board of Directors on June 27, 2013 (inception) and served as a director until October 2015.  Mr. Galanis is no longer affiliated with Blue Water.

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

Officer Compensation

We have no plans to begin paying our officers any cash compensation during the current fiscal year ending December 31, 2016.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of December 31, 2015 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

As of December 31, 2015, we had 107,609,530 shares of common stock issued and outstanding and -0- shares of Series A Preferred Stock issued and outstanding (no other shares or classes of preferred stock were authorized or outstanding).

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (Common)	Shares of Series A Preferred Stock	Percentage of Class (Series A Pfd.)

Officers and Directors
J. Scott Sitra, President, CEO, Treasurer, Secretary, and Sole Director (1)	-0-	0%	-0-	0%
All officers and directors as a group (1 person)	-0-	0%	-0-	0%

Five Percent Stockholders
BWG Investments & Development, Ltd. (2)	90,250,000	83.9%	-0-	0%

(1)

Mr. Sitra does not directly own any Blue Water securities.  As of December 31, 2015, Mr. Sitra had sole dispositive power over 90,250,000 shares of our common stock through BWG Investments & Development, Ltd.

(2)

J. Scott Sitra, our President and CEO, is the principal executive officer of this entity and has sole dispositive power over these securities.  Further, these securities are subject to a Lockup Agreement and cannot be sold or transferred until October 12, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2015 we did not have any authorized Equity Compensation Plans.  Further, we have no plans to create any such plan or plans during the fiscal year ending December 31, 2016.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of Blue Water.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Acquisition of Blue Water Bar & Grill, N.V.

On December 15, 2015 we acquired all of the issued and outstanding shares (comprised of 30 common shares with a par value of $100 per share) of Blue Water Bar & Grill, N.V., a St. Maarten, Dutch West Indies limited liability company from Blue Water Global Group, Inc., a related party.  These shares were valued at an aggregate of $3,000, or $100 per share, which was paid by Taurus Financial Partners, LLC (“Taurus”), a related party.

J. Scott Sitra, our sole officer and director, was the control person of all entities prior to and subsequent to this acquisition.  Hence, this acquisition did not result in a change of control with any of the parties involved.

Notes Payable and Accounts Payable

During the fiscal years ended December 31, 2015 and 2014, BW Global paid $609,728 and $11,275, respectively, in expenses on behalf of Blue Water.  Since inception on July 27, 2013, BW Global has paid an aggregate of $621,003 in expenses on behalf of Blue Water.  These expenses were included in the financial statements under Additional Paid-In Capital.

As of December 31, 2015 and 2014, Blue Water had outstanding accounts payable to Taurus aggregating $102,749 and $28,350, respectively, for expenses paid on behalf of Blue Water which has been accounted for as a short-term note payable to a related party.  As of December 31, 2015 this note payable had accrued $8,683 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

During the fiscal year ended December 31, 2015, Blue Water had a note payable to a related party stockholder in the amount of $100.  This note was paid in full on December 4, 2015.  During the fiscal year ended December 31, 2015 this note accrued $11 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

Indemnification

Our Articles of Incorporation and Bylaws (Article VIII) allow us to indemnify our officers, directors, employees and agents against reasonably incurred expenses (including legal fees), judgments, penalties, fines and amounts incurred in the settlement of any action, suit or proceeding if it is determined that such person conducted himself in good faith and that he reasonably believed (i) in the case of conduct in his official capacity, that his conduct was in Blue Water’s best interest, (ii) in all other cases (except criminal proceedings) that his conduct was at least not opposed to Blue Water’s best interests, or (iii) in the case of any criminal proceeding, that he has not reasonable cause to believe that his conduct was unlawful.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of Blue Water in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by Blue Water is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Section 7-108-402 of the Colorado Business Corporation Act (“Act”) provides, generally, that the articles of incorporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision shall not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or its shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 7-108-403 of the Act (unlawful distributions), or (iv) any transaction from which the director directly or indirectly derived an improper personal benefit. Such provision may not eliminate or limit the liability of a director for any act or omission occurring prior to the date on which such provision becomes effective.  Blue Water’s articles of incorporation contain such a provision.

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

Director Independence

The OTC Pink Sheets (“Pink Sheets”), the exchange where our common stock trades, does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15).  Based on these widely-accepted criteria, we have determined that none of our directors are independent at this time.

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

For the Fiscal Year Ended
	December 31, 2015	December 31, 2014

Audit Fees	$6,000	$5,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors, as well as the limited financial resources and minimal operations of Blue water, our Board acts as our Audit Committee.  Our Board pre-approves all audit and permissible non-audit services.  These services may include audit services, audit-related services, tax services and other services.  Our Board approves these services on a case-by-case basis.

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

(3)

Exhibits

Exhibit Number	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) file on April 22, 2014
3.2	Bylaws	Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) file on April 22, 2014
3.3	Amendment to Articles of Incorporation dated June 13, 2013	Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) file on April 22, 2014
3.4	Amended Articles of Incorporation Effected October 14, 2015	Incorporated by reference to current report on Form 8-K filed on October 15, 2015
3.5	Certificate of Designation for Series A Preferred Stock dated November 2, 2015	Incorporated by reference to current report on Form 8-K filed on November 2, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 7th day of March, 2016.

BLUE WATER BAR & GRILL, INC.

By:

/s/ J. Scott Sitra

J. Scott Sitra

President, Chief Executive Officer,

Secretary, Treasurer, Chief Financial Officer,

Principal Executive Officer,

Principal Financial Officer,

Principal Accounting Officer, and Sole Director