Form 10-Q
period 2016-03-31
Blue Water Bar & Grill, Inc.
filed 2016-05-12
CIK 1593470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of May 12, 2016, was 108,009,530.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

BLUE WATER BAR & GRILL, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2016 (unaudited)	December 31, 2015 (audited)
Current assets:
Cash and equivalents	$991	$-
	991	-

Property and equipment, net	641,531	637,869

Total assets:	$642,522	$637,869

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$162,598	$116,636
Short-term notes payable, related party	106,187	102,749
Total current liabilities	268,785	219,385

Total liabilities	$268,785	$219,385

Stockholders’ equity (deficit):
Blue Water Bar & Grill, N.V. common stock, $100 par value; 30 and 30 shares issued and outstanding, respectively	3,000	3,000
Preferred stock, $0.001 par value, 1,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 250,000 shares authorized; -0- and -0- shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 108,009,500 and 107,609,500 shares issued and outstanding, respectively	108,010	107,610
Additional paid-in capital	1,117,883	1,075,698
Stock subscription receivable	(15,000)	-
Accumulated deficit	(840,156)	(767,824)

Total stockholders’ equity	$373,737	$418,484

Total liabilities and stockholders’ equity	$642,522	$637,869

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER BAR & GRILL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the 3-months ended March 31,
	2016	2015

Revenues, net	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses:
General and administrative	3,051	4,154
Advertising and marketing	547	-
Accounting fees	9,500	1,000
Consulting fees	3,375	-
Legal fees	52,560	40,398
Stock transfer fees	714	372
Total operating expenses	69,747	45,924

(Loss) from operations	(69,747)	(45,924)

Other income (expense):
Interest expense	(2,585)	(2)
Total other income (expense)	(2,585)	(2)

Provision for income taxes	-	-

Net (loss)	$(72,332)	$(45,926)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	107,797,992	101,150,030

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER BAR & GRILL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2014 to March 31, 2016

(unaudited)

			Blue Water Bar & Grill, N.V.		Additional	Common
	Common Stock		Common Stock		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Total
Balance, December 31, 2014	101,150,000	$ 101,150	-	$ -	$ 402,140	$ -	$ (554,250)	$ (50,960)

Issuance of common shares for services	6,459,500	6,460	-	-	58,136	-	-	64,596
Expenses paid by related party	-	-	-	-	609,728	-	-	609,728
Acquisition of Blue Water Bar & Grill, N.V.	-	-	30	3,000	(3,000)	-	-	-
Imputed interest	-	-	-	-	8,694	-	-	8,694
Net loss	-	-	-	-	-	-	(213,574)	(213,574)
Balance, December 31, 2015	107,609,500	$ 107,610	30	$ 3,000	$ 1,075,698	$ -	$ (767,824)	$ 418,484

Issuance of common shares for cash	400,000	400	-	-	39,600	(15,000)	-	25,000
Imputed interest	-	-	-	-	2,585	-	-	2,585
Net loss	-	-	-	-	-	-	(72,332)	(72,332)
Balance, March 31, 2016	108,009,500	$ 108,010	30	$ 3,000	$ 1,117,883	$ (15,000)	$ (840,156)	$ 373,737

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER BAR & GRILL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the 3-months ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss)	$(72,332)	$(45,926)
Adjustments to reconcile net (loss) to net cash used in operating activities
Imputed interest on related party loan	2,585	2
Changes in operating assets and liabilities:
Increase in accounts payable	45,962	25,590

Net cash used in operating activities	(23,785)	(20,334)

Cash flows from investing activities:
Purchase of property and equipment	$(3,662)	$(14,249)

Net cash used by investing activities	(3,662)	(14,249)

Cash flows from financing activities:
Increase in notes payable to a related party	3,438	18,338
Expenses paid by related party	-	3,664
Issuance of common stock for cash	25,000	-

Net cash provided by financing activities	28,438	22,003

Net increase (decrease) in cash	991	(12,581)

Cash – beginning of period	-	12,724

Cash – end of period	$991	$143

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER BAR & GRILL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

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

Unaudited Interim Financial Information

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed balance sheet as of December 31, 2015 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 7, 2016.

Basis of Presentation

The Company is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand.  The first location is presently under construction in St. Maarten, Dutch West Indies.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, there is no assurance that once open the Company’s restaurants will be well received or that the Company will be able to generate sufficient cash flow to fund continued operations.

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2016 and December 31, 2015, the Company had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of March 31, 2016 are as follows:

	Fair Value Measurement at March 31, 2016 Using:

Description	3/31/16	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$991	$991	$-	$-
	$991	$991	$-	$-

Liabilities
Accounts payable	$162,598	$162,598	$-	$-
Short-term notes payable, related party	106,187	106,187	-	-
	$268,785	$268,785	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2015 are as follows:

	Fair Value Measurement at December 31, 2015 Using:

Description	12/31/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Accounts payable	$116,636	$116,636	$-	$-
Short-term notes payable, related party	102,749	102,749	-	-
	$219,385	$219,385	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2016 and 2015, the Company had no dilutive financial instruments issued or outstanding.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during three months ended March 31, 2016, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of March 31, 2016, the Company had an accumulated net loss of ($840,156).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On November 2, 2015, the Company issued 97,625 shares of Series A Preferred Stock to Taurus Financial Partners, LLC (“Taurus”) as payment towards outstanding accounts payable to Taurus amounting to $97,625.  This transaction was mutually rescinded retroactively by both parties on February 25, 2016 resulting in the reinstatement of $97,625 in accounts payable to Taurus.  The accounts payable balance owed to Taurus was converted into and has been accounted for as a short-term note payable to a related party.  As of March 31, 2016, this short-term note payable had accrued $2,585 in imputed interest.  As of December 31, 2015 this short-term note payable had accrued $8,694 in imputed interest.  This imputed interest has been recorded in the financial statements as additional paid-in capital.  No shares of Series A Preferred Stock were issued hereunder.

As of March 31, 2016, the Company had -0- shares of Series A Preferred Stock issued and outstanding; there were no other shares or classes of preferred stock authorized or outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

During the fiscal year ended December 31, 2015, the Company issued an aggregate of 6,459,500 shares of its common stock for services rendered at a fair value of $64,595, based on the price from NASDAQ of $0.01 a share for the Company’s common stock at the time of grant.

During the three months ended March 31, 2016, the Company issued an aggregate of 400,000 shares of its common stock for $40,000 in cash, or $0.10 a share, of which as of March 31, 2016 only $25,000 had been received; the uncollected balance of $15,000 was recorded as a stock subscription receivable.  This stock subscription receivable was collected in full on April 29, 2016.

As of March 31, 2016, the Company had 108,009,500 shares of its common stock issued and outstanding.

Blue Water Bar & Grill, N.V. Common Stock

During the fiscal year ended December 31, 2015, the Company acquired 30 shares of the common stock, $100 par value, of Blue Water Bar & Grill, N.V., a St. Maarten, Dutch West Indies limited liability company.  These shares represented 100% of the issued and outstanding capital stock of Blue Water Bar & Grill, N.V.

As of March 31, 2016, Blue Water Bar & Grill, N.V. had 30 shares of its common stock issued and outstanding.

Imputed Interest and Expenses Paid by Related Party

During the three months ended March 31, 2016 and 2015, Blue Water Global Group, Inc. paid $-0- and $3,664, respectively, in expenses on behalf of the Company.  Since inception on July 27, 2013, Blue Water Global Group has paid an aggregate of $621,003 in expenses on behalf of the Company.  These expenses were included in the financial statements under Additional Paid-In Capital.

As of March 31, 2016 and December 31, 2015, the Company had outstanding notes payable to Taurus Financial Partners, LLC (“Taurus”) aggregating $106,187 and $102,749, respectively, for expenses paid on behalf of the Company which has been accounted for as a short-term note payable to a related party.  During the three months ended March 31, 2016, the Company borrowed $3,438 from Taurus that is aggregated in the short-term note payable to a related party.  Also during the three months ended March 31, 2016 and 2015, the Company imputed $2,585 and $2 in interest, respectively.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

During the fiscal year ended December 31, 2015, the Company had a note payable to a related party stockholder in the amount of $100.  This note was paid in full on December 4, 2015.  During the fiscal year ended December 31, 2015 this note accrued $11 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

NOTE 4 – ACQUISITION OF BLUE WATER BAR & GRILL, N.V.

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

The Company accounted for this transaction as a common controlled acquisition.

J. Scott Sitra, our sole officer and director, was the control person of all entities prior to and subsequent to this acquisition.  Hence, this acquisition did not result in a change of control with any of the parties involved.

The pro forma tables below illustrate the impact to the Consolidated Statements of Operations for the three months ended March 31, 2015:

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

March 31, 2015

	Blue Water Bar & Grill, Inc. 3/31/15	Blue Water Bar & Grill, N.V. 3/31/15	Pro Forma Adjustments	Pro Forma Consolidated

Revenues, net	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	65	4,089	-	4,154
Accounting fees	1,000	-	-	1,000
Stock transfer	372	-	-	372
Legal fees	40,398	-	-	40,398
Total operating expenses	41,835	4,089	-	45,924

(Loss) from operations	(41,835)	(4,089)	-	(45,924)

Other income (expense):
Interest expense	(2)	-	-	(2)
Total other income (expense)	(2)	-	-	(2)

Net (loss)	$(41,837)	$(4,089)	$-	$(45,926)

Loss per share, basic and diluted	(0.00)	(136.30)	-	(0.00)

Weighted average number of common shares outstanding, basic and diluted	101,150,000	30	-	101,150,030

This acquisition was completed in accordance to ASC 805-50-50-3 through 4 and ASC 805-10-5.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2016 and December 31, 2015 is summarized as follows:

	March 31, 2016	December 31, 2015

Construction in progress	$641,531	$637,869
Subtotal	641,531	637,869

Less accumulated depreciation	-	-

Property and equipment, net	$641,531	$637,869

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

Depreciation expense was $-0- and $-0- for the periods ended March 31, 2016 and December 31, 2015, respectively.

NOTE 6 – CONTINGENCY/LEGAL

As of March 31, 2016, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016 and 2015, Blue Water Global Group, Inc. paid $-0- and $3,664, respectively, in expenses on behalf of the Company.  Since inception on July 27, 2013, Blue Water Global Group has paid an aggregate of $621,003 in expenses on behalf of the Company.  These expenses were included in the financial statements under Additional Paid-In Capital.

On December 15, 2015 we acquired all of the issued and outstanding shares (comprised of 30 common shares with a par value of $100 per share) of Blue Water Bar & Grill, N.V., a St. Maarten, Dutch West Indies limited liability company from Blue Water Global Group, Inc., a related party.  These shares were valued at an aggregate of $3,000, or $100 per share, which was paid by Taurus Financial Partners, LLC (“Taurus”), a related party.  This transaction as a common controlled acquisition.

As of March 31, 2016 and December 31, 2015, the Company had outstanding notes payable to Taurus Financial Partners, LLC (“Taurus”) aggregating $106,187 and $102,749, respectively, for expenses paid on behalf of the Company which has been accounted for as a short-term note payable to a related party.  During the three months ended March 31, 2016, the Company borrowed $3,438 from Taurus that is aggregated in the short-term note payable to a related party.  Also during the three months ended March 31, 2016 and 2015, the Company imputed $2,585 and $2 in interest, respectively.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

During the fiscal year ended December 31, 2015, the Company had a note payable to a related party stockholder in the amount of $100.  This note was paid in full on December 4, 2015.  During the fiscal year ended December 31, 2015 this note accrued $11 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

NOTE 8 – SUBSEQUENT EVENTS

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 7, 2016, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2016.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate generating significant revenues until we are able to open our first restaurant, which is presently under construction in St. Maarten, Dutch West Indies.  Accordingly, we must raise additional cash from sources other than operations.

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

Patents and Trademarks

We are presently using the following trademarks and service marks “Blue Water Bar & Grill” and “Perfectly Caribbean”.  We have not taken any steps to register either of these marks.

Property and Equipment

Our principal executive office is located at Lake Side Drive #5, Indigo Bay, Cole Bay, St. Maarten, Dutch West Indies, which is a temporary structure comprised of two office containers and a covered work area adjacent to the construction site of the St. Maarten Blue Water Bar & Grill™.

The land where our temporary office is located is currently being provided free of charge while construction is underway.  Once the construction is completed, the St. Maarten Blue Water & Grill™ will become subject to a monthly rent of $5,313 and we will move our principal executive office into the permanent structure.

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

Results of Operations

Three Months Ended March 31, 2016 and 2015

Revenues.  We did not generate any revenue during the three months ended March 31, 2016 and 2015.

Operating Expenses.  Our total operating expenses for three months ended March 31, 2016 were $69,747 compared to $45,924 for the three months ended March 31, 2015, which represents an increase of $23,824, or 51.9%.  The increase in operating expenses are the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations.  We generated a loss of ($69,747) from operations during the three months ended March 31, 2016 compared to an operating loss of ($45,924) during the three months ended March 31, 2015, which represents an increase of $23,824, or 51.9%.  The increase in loss from operations the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the three months ended March 31, 2016 and 2015 we recorded ($2,585) and ($2), respectively, in other expenses, which was comprised entirely of imputed interest expenses related to a note payable to a related party.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We realized a net loss of ($72,332) during the three months ended March 31, 2016 compared to a net loss of ($45,926) during the three months ended March 31, 2015, which represents an increase of $26,407, or 57.5%.  The increase in net loss is the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Total Stockholders’ Equity.  Our stockholders’ equity was $373,737 as of March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2016, we had assets totaling $642,522, which was comprised of $991 in cash and $641,531 in construction costs to date for our Blue Water Bar & Grill™ presently under construction in St. Maarten, Dutch West Indies.

As of March 31, 2016, we had total liabilities of ($268,785), which consisted of accounts payable of ($162,598) and a short-term related party payable due to Taurus Financial Partners, LLC for ($106,187).  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.), but are continuing to explore the possibility of obtaining such a credit facility from a traditional lending institution.

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

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 7, 2016, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2016.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

Off –Balance Sheet Operations

As of March 31, 2016, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Blue Water considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2016 and December 31, 2015, Blue Water had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of March 31, 2016 are as follows:

	Fair Value Measurement at March 31, 2016 Using:

Description	3/31/16	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$991	$991	$-	$-
	$991	$991	$-	$-

Liabilities
Accounts payable	$162,598	$162,598	$-	$-
Short-term notes payable, related party	106,187	106,187	-	-
	$268,785	$268,785	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2015 are as follows:

	Fair Value Measurement at December 31, 2015 Using:

Description	12/31/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Accounts payable	$116,636	$116,636	$-	$-
Short-term notes payable, related party	102,749	102,749	-	-
	$219,385	$219,385	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the periods ended March 31, 2016 and December 31, 2015 Blue Water had no dilutive financial instruments issued or outstanding.

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on Blue Water's financial position, results of operations or cash flows.

Contractual Obligations

As of March 31, 2016 Blue Water had no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on June 27, 2013 and, as of March 31, 2016, have not been remedied.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 12th day of May, 2016.

BLUE WATER BAR & GRILL, INC.

By:

/s/ J. Scott Sitra

J. Scott Sitra

President, Chief Executive Officer,

Secretary, Treasurer, Chief Financial Officer,

Principal Executive Officer,

Principal Financial Officer,

Principal Accounting Officer, and Sole Director