Form 10-Q
period 2016-06-30
Blue Water Bar & Grill, Inc.
filed 2016-08-05
CIK 1593470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-55333

              Blue Water Bar & Grill, Inc.

 (Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	46-3073820 (I.R.S. Employer Identification Number)

           Wellsburg Street #7, Cole Bay, St. Maarten, Dutch West Indies

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of August 5, 2016, was 108,459,500.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

BLUE WATER BAR & GRILL, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2016 (unaudited)	December 31, 2015 (audited)
Current assets:
Cash and equivalents	$19,043	$-
	19,043	-

Property and equipment, net	-	637,869

Total assets:	$19,043	$637,869

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$190,661	$116,636
Short-term notes payable, related party	76,449	102,749
Total current liabilities	267,110	219,385

Total liabilities	$267,110	$219,385

Stockholders’ equity (deficit):
Blue Water Bar & Grill, N.V. common stock, $100 par value; 30 and 30 shares issued and outstanding, respectively	$3,000	$3,000
Preferred stock, $0.001 par value, 1,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 250,000 shares authorized; -0- and -0- shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 108,259,500 and 107,609,500 shares issued and outstanding, respectively	108,260	107,610
Additional paid-in capital	1,182,967	1,075,698
Accumulated deficit	(1,542,294)	(767,824)

Total stockholders’ equity (deficit)	$(248,067)	$418,484

Total liabilities and stockholders’ equity (deficit)	$19,043	$637,869

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER BAR & GRILL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Expenses:
General and administrative	$3,730	$-	$7,328	$65
Accounting fees	2,550	3,000	12,050	4,000
Consulting fees	11,900	5,275	15,275	5,275
Legal fees	35,144	20,375	87,704	60,773
Stock transfer agent	1,865	372	2,579	744
Total expenses	55,189	29,022	124,936	70,857

(Loss) from operations	(55,189)	(29,022)	(124,936)	(70,857)

Other income (expense)
Impairment expense	(644,115)	-	(644,115)	-
Interest expense	(2,834)	(2)	(5,419)	(5)
Total other income (expense)	(646,949)	(2)	(649,534)	(5)

Provision for income taxes	-	-	-	-

Net (loss)	$(702,138)	$(29,024)	$(774,470)	$(70,862)

(Loss) per common share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	108,033,156	101,150,000	107,927,387	101,150,000

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER BAR & GRILL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2015 to June 30, 2016

(unaudited)

			Blue Water Bar & Grill, N.V.		Additional
	Common Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	107,609,500	$ 107,610	30	$ 3,000	$ 1,075,698	$ (767,824)	$ 418,484

Issuance of common shares for cash	650,000	650	-	-	101,850	-	102,500
Imputed interest	-	-	-	-	5,419	-	5,419
Net loss	-	-	-	-	-	(774,470)	(774,470)
Balance, June 30, 2016	108,259,500	$ 108,260	30	$ 3,000	$ 1,182,967	$ (1,542,294)	$ (248,067)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER BAR & GRILL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss)	$(774,470)	$(70,862)
Adjustments to reconcile net (loss) to net cash used in operating activities
Imputed interest on related party loan	5,419	5
Changes in operating assets and liabilities:
Asset impairment	644,115	-
Increase in accounts payable	74,024	25,590

Net cash used in operating activities	(50,912)	(45,267)

Cash flows from investing activities:
Purchase of property and equipment	$(6,245)	$-

Net cash used by investing activities	(6,245)	-

Cash flows from financing activities:
Increase (decrease) in notes payable to a related party	(37,500)	-
Expenses paid by related party	11,200	32,686
Issuance of common stock for cash	102,500	-

Net cash provided by financing activities	76,200	32,686

Net increase (decrease) in cash	19,043	(12,581)

Cash – beginning of period	-	12,724

Cash – end of period	$19,043	$143

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER BAR & GRILL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

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

Unaudited Interim Financial Information

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed balance sheet as of December 31, 2015 has been derived from audited financial statements.

Operating results for the three months and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 7, 2016.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2016 and December 31, 2015, the Company had no cash equivalents.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 3 to 20 years.  Leasehold improvements and leased equipment are amortized over the shorter of the term of the lease or the useful life of the improvement or equipment.

On June 30, 2016 the Company incurred a one-time write-off of $644,115 to reflect the full impairment of the unfinished St. Maarten Blue Water Bar & Grill™ in Indigo Bay.  Indigo Bay no longer desired the Company to complete this restaurant project.  Instead Indigo Bay intends to demolish the unfinished restaurant building and construct a 450 room all-inclusive hotel on the entire beach front area.  Rather than get into a lengthy and costly legal battle with an uncertain outcome, the Company determined its long-term interests would be best served by fully impairing this project and preserving its working capital for new opportunities.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of June 30, 2016 are as follows:

	Fair Value Measurement at June 30, 2016 Using:

Description	6/30/16	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$19,043	$19,043	$-	$-
Total assets	$19,043	$19,043	$-	$-

Liabilities
Accounts payable	$190,661	$190,661	$-	$-
Short-term notes payable, related party	76,449	76,449	-	-
Total liabilities	$267,110	$267,110	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2015 are as follows:

	Fair Value Measurement at December 31, 2015 Using:

Description	12/31/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Accounts payable	$116,636	$116,636	$-	$-
Short-term notes payable, related party	102,749	102,749	-	-
Total liabilities	$219,385	$219,385	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2016 and 2015, the Company had no dilutive financial instruments issued or outstanding.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during six months ended June 30, 2016, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of June 30, 2016, the Company had an accumulated net loss of ($1,542,294).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On November 2, 2015, the Company’s board of directors designated 250,000 shares of preferred stock as Series A Preferred Stock at $0.001 par value.  Series A Preferred Stock ranks superior to all other classes of stock including common and other future classes of preferred in regard to liquidation, dissolution or winding up of the Company. The Series A Preferred Stock shall participate in all legal dividends declared by the board of directors, has 5,000 votes per share in all voting matters, and is convertible and redeemable by the Company into shares of common stock at a ratio of 5,000 shares of common stock for each share of Series A Preferred.

On November 2, 2015, the Company issued 97,625 shares of Series A Preferred Stock to Taurus Financial Partners, LLC (“Taurus”) as payment towards outstanding accounts payable to Taurus amounting to $97,625.  This transaction was mutually rescinded retroactively by both parties on February 25, 2016 resulting in the reinstatement of $97,625 in accounts payable to Taurus.  The accounts payable balance owed to Taurus was converted into and has been accounted for as a short-term note payable to a related party.  As of June 30, 2016 and December 31, 2015, this short-term note payable had accrued $14,113 and $8,694, respectively, in imputed interest.  This imputed interest has been recorded in the financial statements as additional paid-in capital.  No shares of Series A Preferred Stock were issued hereunder.

As of June 30, 2016, the Company had -0- shares of Series A Preferred Stock issued and outstanding; there were no other shares or classes of preferred stock authorized or outstanding.

Common stock (Blue Water Bar & Grill, Inc.)

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

During the fiscal year ended December 31, 2015, the Company issued an aggregate of 6,459,500 shares of its common stock for services rendered at a fair value of $64,595, based on the price from NASDAQ of $0.01 a share for the Company’s common stock at the time of grant.

During the six months ended June 30, 2016, the Company issued an aggregate of 650,000 shares of its common stock for an aggregate of $102,500 in cash, or an average price of $0.1577 per share.

As of June 30, 2016, the Company had 108,259,500 shares of its common stock issued and outstanding.

Blue Water Bar & Grill, N.V. Common Stock

During the fiscal year ended December 31, 2015, the Company acquired 30 shares of the common stock, $100 par value, of Blue Water Bar & Grill, N.V., a St. Maarten, Dutch West Indies limited liability company.  These shares represented 100% of the issued and outstanding capital stock of Blue Water Bar & Grill, N.V.

As of June 30, 2016, Blue Water Bar & Grill, N.V. had 30 shares of its common stock issued and outstanding.

Imputed Interest and Expenses Paid by Related Party

During the six months ended June 30, 2016 and 2015, Blue Water Global Group, Inc. paid $-0- and $32,686, respectively, in expenses on behalf of the Company.  Since inception on July 27, 2013, Blue Water Global Group paid an aggregate of $621,003 in expenses on behalf of the Company before it went out of business.  These expenses were included in the financial statements under Additional Paid-In Capital.

As of June 30, 2016 and December 31, 2015, the Company had outstanding notes payable to Taurus Financial Partners, LLC (“Taurus”) aggregating $76,449 and $102,749, respectively, for expenses paid on behalf of the Company which has been accounted for as a short-term note payable to a related party.  During the six months ended June 30, 2016, the Company reduced the aggregate amount owed to Taurus by ($26,300).  Also during the six months ended June 30, 2016 and 2015, the Company imputed $5,419 and $5 in interest, respectively.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

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

The pro forma tables below illustrate the impact to the Consolidated Statements of Operations for the six months ended June 30, 2015:

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

June 30, 2015

	Blue Water Bar & Grill, Inc. 6/30/15	Blue Water Bar & Grill, N.V. 6/30/15	Pro Forma Adjustments	Pro Forma Consolidated

Revenues, net	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	65	6,386	-	6,451
Accounting fees	4,000	-	-	4,000
Consulting fees	5,275	-	-	5,275
Legal fee	60,773	-	-	60,773
Stock transfer	744	-	-	744
Total operating expenses	70,857	6,386	-	77,243

(Loss) from operations	(70,857)	(6,386)	-	(77,243)

Other income (expense):
Interest expense	(5)	-	-	(5)
Total other income (expense)	(5)	-	-	(5)

Net (loss)	$(70,862)	$(6,386)	$-	$(77,248)

Loss per share, basic and diluted	(0.00)	(212.87)	-	(0.00)

Weighted average number of common shares outstanding, basic and diluted	101,150,000	30	-	101,150,030

This acquisition was completed in accordance to ASC 805-50-50-3 through 4 and ASC 805-10-5.

Subsequent to the fiscal period ended June 30, 2016, the Company sold and transferred its 30 shares of Blue Water Bar & Grill, N.V. to an unrelated third party on July 1, 2016 in exchange for the assumption of $15,000 in outstanding accounts payable.  The Company no longer has a vested interest or affiliation with Blue Water Bar & Grill, N.V.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2016 and December 31, 2015 is summarized as follows:

	June 30, 2016	December 31, 2015

Construction in progress	$-	$637,869
Subtotal	-	637,869

Less accumulated depreciation	-	-

Property and equipment, net	$-	$637,869

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives.  Construction in process is comprised of the accumulated costs of construction of a Blue Water Bar & Grill™ restaurant in St. Maarten, Dutch West Indies.

When property and equipment is retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

On June 30, 2016 the Company incurred a one-time write-off of $644,115 to reflect the full impairment of the unfinished St. Maarten Blue Water Bar & Grill™ in Indigo Bay.  Indigo Bay no longer desired the Company to complete this restaurant project.  Instead Indigo Bay intends to demolish the unfinished restaurant building and construct a 450 room all-inclusive hotel on the entire beach front area.  Rather than get into a lengthy and costly legal battle with an uncertain outcome, the Company determined its long-term interests would be best served by fully impairing this project and preserving its working capital for new opportunities.

Depreciation expense was $-0- and $-0- for the periods ended June 30, 2016 and December 31, 2015, respectively.

NOTE 6 – CONTINGENCY/LEGAL

As of June 30, 2016, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2016 and 2015, Blue Water Global Group, Inc. paid $11,200 and $32,686, respectively, in expenses on behalf of the Company.  Since inception on July 27, 2013, Blue Water Global Group paid an aggregate of $621,003 in expenses on behalf of the Company before it went out of business.  These expenses were included in the financial statements under Additional Paid-In Capital.

On December 15, 2015 we acquired all of the issued and outstanding shares (comprised of 30 common shares with a par value of $100 per share) of Blue Water Bar & Grill, N.V., a St. Maarten, Dutch West Indies limited liability company from Blue Water Global Group, Inc., a related party.  These shares were valued at an aggregate of $3,000, or $100 per share, which was paid by Taurus Financial Partners, LLC (“Taurus”), a related party.  This transaction was accounted for as a common controlled acquisition.

As of June 30, 2016 and December 31, 2015, the Company had outstanding notes payable to Taurus Financial Partners, LLC (“Taurus”) aggregating $76,449 and $102,749, respectively, for expenses paid on behalf of the Company which has been accounted for as a short-term note payable to a related party.  During the six months ended June 30, 2016, the Company reduced the aggregate amount owed to Taurus by ($26,300).  Also during the six months ended June 30, 2016 and 2015, the Company imputed $5,419 and $5 in interest, respectively.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

During the fiscal year ended December 31, 2015, the Company had a note payable to a related party stockholder in the amount of $100.  This note was paid in full on December 4, 2015.  During the fiscal year ended December 31, 2015 this note accrued $11 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to the fiscal period ended June 30, 2016, the Company sold and transferred its 30 shares of Blue Water Bar & Grill, N.V. to an unrelated third party on July 1, 2016 in exchange for the assumption of $15,000 in outstanding accounts payable.  The Company no longer has a vested interest or affiliation with Blue Water Bar & Grill, N.V.

On July 14, 2016, the Company sold 200,000 shares of its common stock in exchange for $50,000 in cash, or $0.25 per share.  This equity sale was made pursuant to an effective Registration Statement on Form S-1 (SEC File No. 333-209989) and bore no restrictive legend.

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

[This space intentionally left blank]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 7, 2016, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2016.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate generating significant revenues until we are able to open our first restaurant.  Accordingly, we must raise additional cash from sources other than operations.

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

The projected costs and other related expenses are estimates made by our management and our actual costs related to opening our proposed restaurants may differ significantly.

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

St. Maarten, Dutch West Indies

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

Property and Equipment

Our principal executive office is located at Wellsburg Street #7, Cole Bay, St. Maarten, Dutch West Indies. This space is provided to us by our President and CEO, J. Scott Sitra, free of charge.  There is no written agreement or other material terms relating to this arrangement.

Executive Offices and Telephone Number

Our executive office, US mailing address and main telephone number is currently:

Executive Office

US Mailing Address (Mail Forwarding Service)

Wellsburg Street #7

c/o The Mailbox #5241

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

Results of Operations

Three Months Ended June 30, 2016 and 2015

Revenues.  We did not generate any revenue during the three months ended June 30, 2016 and 2015.

Operating Expenses.  Our total operating expenses for three months ended June 30, 2016 were $55,189 compared to $29,022 for the three months ended June 30, 2015, which represents an increase of $26,167, or 90.2%.  The increase in operating expenses are the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations.  We generated a loss of ($55,189) from operations during the three months ended June 30, 2016 compared to an operating loss of ($29,022) during the three months ended June 30, 2015, which represents an increase of $26,167, or 90.2%.  The increase in loss from operations the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the three months ended June 30, 2016 and 2015 we recorded ($646,949) and ($2), respectively, in other expenses.  These other expenses were comprised of a ($644,115) one-time write-off related to the impairment of a restaurant project and ($2,834) in imputed interest during the three months ended June 30, 2016 and ($2) in imputed interest during the three months ended June 30, 2015.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We realized a net loss of ($702,138) during the three months ended June 30, 2016 compared to a net loss of ($29,024) during the three months ended June 30, 2015, which represents an increase of $673,115, or 2,490.8%.  The increase in net loss is the result of a ($644,115) one-time write-off related to the impairment of a restaurant project and general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Six Months Ended June 30, 2016 and 2015

Revenues.  We did not generate any revenue during the six months ended June 30, 2016 and 2015.

Operating Expenses.  Our total operating expenses for six months ended June 30, 2016 were $124,936 compared to $70,857 for the six months ended June 30, 2015, which represents an increase of $54,079, or 76.3%.  The increase in operating expenses are the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations.  We generated a loss of ($124,936) from operations during the six months ended June 30, 2016 compared to an operating loss of ($70,857) during the six months ended June 30, 2015, which represents an increase of $54,079, or 76.3%.  The increase in loss from operations the result of general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the six months ended June 30, 2016 and 2015 we recorded ($649,534) and ($5), respectively, in other expenses.  These other expenses were comprised of a ($644,115) one-time write-off related to the impairment of a restaurant project and ($5,419) in imputed interest during the six months ended June 30, 2016 and ($5) in imputed interest during the six months ended June 30, 2015.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We realized a net loss of ($774,470) during the six months ended June 30, 2016 compared to a net loss of ($70,862) during the six months ended June 30, 2015, which represents an increase of $703,608, or 992.9%.  The increase in net loss is the result of a ($644,115) one-time write-off related to the impairment of a restaurant project and general cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($248,067) as of June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2016, we had assets totaling $19,043, which was comprised solely of cash.

As of June 30, 2016, we had total liabilities of ($267,110), which consisted of accounts payable of ($190,661) and a short-term related party payable due to Taurus Financial Partners, LLC for ($76,449).  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.), but are continuing to explore the possibility of obtaining such a credit facility from a traditional lending institution.

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

Off –Balance Sheet Operations

As of June 30, 2016, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Blue Water considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2016 and December 31, 2015, Blue Water had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of June 30, 2016 are as follows:

	Fair Value Measurement at June 30, 2016 Using:

Description	6/30/16	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$19,043	$19,043	$-	$-
Total assets	$19,043	$19,043	$-	$-

Liabilities
Accounts payable	$190,661	$190,661	$-	$-
Short-term notes payable, related party	76,449	76,449	-	-
Total liabilities	$267,110	$267,110	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2015 are as follows:

	Fair Value Measurement at December 31, 2015 Using:

Description	12/31/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Accounts payable	$116,636	$116,636	$-	$-
Short-term notes payable, related party	102,749	102,749	-	-
Total liabilities	$219,385	$219,385	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the periods ended June 30, 2016 and December 31, 2015 Blue Water had no dilutive financial instruments issued or outstanding.

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

Contractual Obligations

As of June 30, 2016 Blue Water had no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on June 27, 2013 and, as of June 30, 2016, have not been remedied.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) file on April 22, 2014
3.2	Bylaws	Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) file on April 22, 2014
3.3	Amendment to Articles of Incorporation dated June 13, 2013	Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) file on April 22, 2014
3.4	Amended Articles of Incorporation Effected October 14, 2015	Incorporated by reference to current report on Form 8-K filed on October 15, 2015
3.5	Certificate of Designation for Series A Preferred Stock dated November 2, 2015	Incorporated by reference to current report on Form 8-K filed on November 2, 2015
3.6	Amended Certificate of Designation for Series A Preferred Stock dated June 14, 2016	Incorporated by reference to current report on Form 8-K filed on June 15, 2016
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 5th day of August, 2016.

BLUE WATER BAR & GRILL, INC.

By:

/s/ J. Scott Sitra

J. Scott Sitra

President, Chief Executive Officer,

Secretary, Treasurer, Chief Financial Officer,

Principal Executive Officer,

Principal Financial Officer,

Principal Accounting Officer, and Sole Director