Form 10-Q
period 2016-09-30
Blue Water Bar & Grill, Inc.
filed 2016-11-21
CIK 1593470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-55333

              Tiger Reef, Inc.

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

     Blue Water Bar & Grill, Inc., Wellsburg Street #7, Cole Bay, St. Maarten, Dutch West Indies

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of November 21, 2016, was 112,044,500.

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

As used in this Quarterly Report, the terms "we", "us", "our", "Tiger Reef", “Registrant”, and “Issuer” mean Tiger Reef, Inc. (formerly Blue Water Bar & Grill, Inc.) unless the context clearly requires otherwise.

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

TIGER REEF, INC.

(formerly Blue Water Bar & Grill, Inc.)

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2016 (unaudited)	December 31, 2015 (audited)
Current assets:
Cash and equivalents	$835	$-
Assets held for sale	-	637,869
	835	637,869

Total assets:	$835	$637,869

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$176,172	$33,408
Short-term notes payable, related party	36,840	102,749
Short-term notes payable, unrelated	44,700	-
Liabilities related to assets held for sale	-	83,228
Total current liabilities	257,712	219,385

Total liabilities	$257,712	$219,385

Stockholders’ equity (deficit):
Blue Water Bar & Grill, N.V. common stock, $100 par value; -0- and 30 shares issued and outstanding, respectively	-	3,000
Preferred stock, $0.001 par value, 1,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 250,000 shares authorized; -0- and -0- shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 109,959,500 and 107,609,500 shares issued and outstanding, respectively	109,960	107,610
Additional paid-in capital	722,280	1,075,698
Accumulated deficit	(1,089,117)	(767,824)

Total stockholders’ equity (deficit)	$(256,877)	$418,484

Total liabilities and stockholders’ equity	$835	$637,869

The accompanying notes to the financial statements are an integral part of these statements.

TIGER REEF, INC.

(formerly Blue Water Bar & Grill, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Expenses:
General and administrative	20,533	583	27,861	649
Accounting fees	1,400	1,000	13,450	5,000
Consulting fees	60,249	68,775	75,524	74,050
Legal fees	43,082	20,165	130,786	80,937
Stock transfer agent	896	447	3,475	1,191
Total expenses	126,160	90,970	251,096	161,827

(Loss) from operations	(126,160)	(90,970)	(251,096)	(161,827)

Other income (expense)
Loss on deconsolidation	(74,474)	-	(74,474)	-
Interest expense	(2,387)	(3)	(7,806)	(8)
Total other income (expense)	(76,861)	(3)	(82,280)	(8)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(203,021)	(90,973)	(333,376)	(161,835)

Net loss from discontinuing operations	-	-	-	-

Net loss	$(203,021)	$(90,973)	$(333,376)	$(161,835)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	108,485,587	101,280,435	108,114,812	101,193,956

The accompanying notes to the financial statements are an integral part of these statements.

TIGER REEF, INC.

(formerly Blue Water Bar & Grill, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2015 to September 30, 2016

(unaudited)

			Blue Water Bar & Grill, N.V.		Additional
	Common Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	107,609,500	$ 107,610	30	$ 3,000	$ 1,075,698	$ (767,824)	$ 418,484

Issuance of common shares for cash	850,000	850	-	-	151,650	-	152,500
Issuance of common shares for services	1,500,000	1,500	-	-	50,850	-	52,350
Divesture of Blue Water Bar & Grill, N.V.	-	-	(30)	(3,000)	(563,724)	12,083	(554,641)
Imputed interest	-	-	-	-	7,804	-	7,804
Net loss	-	-	-	-	-	(333,376)	(333,376)
Balance, September 30, 2016	109,959,500	$ 109,960	-	$ -	$ 722,280	$ (1,089,117)	$ (256,877)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TIGER REEF, INC.

(formerly Blue Water Bar & Grill, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net (loss)	$(333,376)	$(161,835)
Adjustments to reconcile net (loss) to net cash used in operating activities
Issuance of common shares for services	52,350	60,000
Imputed interest on related party loan	7,806	8
Loss on deconsolidation	74,474	-
Changes in operating assets and liabilities:
Increase in accounts payable	74,535	46,865

Net cash used in operating activities	(124,211)	(54,962)

Cash flows from investing activities:
Purchase of property and equipment	$(6,245)	$-

Net cash used by investing activities	(6,245)	-

Cash flows from financing activities:
Increase in notes payable, related party	22,591	-
Payments to notes payable, related party	(88,500)
Increase (decrease) in notes payable, unrelated	44,700	-
Expenses paid by related party	-	42,371
Issuance of common stock for cash	152,500	-

Net cash provided by financing activities	131,291	42,371

Net increase (decrease) in cash	835	(12,591)

Cash – beginning of period	-	12,724

Cash – end of period	$835	$133

The accompanying notes to the financial statements are an integral part of these statements.

TIGER REEF, INC.

(formerly Blue Water Bar & Grill, Inc.)

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Organization

Tiger Reef, Inc. (“Company” or “Tiger Reef”) was incorporated under the laws of the State of Colorado on June 27, 2013 under the name Stream Flow Media, Inc.  The Company amended its Articles of Incorporation on October 14, 2015 to change its name to Blue Water Bar & Grill, Inc. and further amended its Articles of Incorporation on October 24, 2016 to change its name to Tiger Reef, Inc.  The Company is a diversified producer of ultra premium rums under the Tiger Reef® brand and a developer of Caribbean casual dining restaurant properties.

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

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 7, 2016.

Basis of Presentation

The Company is a diversified producer of ultra premium rums under the Tiger Reef® brand and a developer of Caribbean casual dining restaurant properties.

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

The consolidated financial statements include the accounts of Tiger Reef, Inc. and its wholly owned subsidiary Tiger Reef, Ltd. (hereafter referred collectively as the “Company” or “Tiger Reef”).

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of September 30, 2016 are as follows:

	Fair Value Measurement at September 30, 2016 Using:

Description	9/30/16	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$835	$835	$-	$-
Total assets	$835	$835	$-	$-

Liabilities
Accounts payable	$176,172	$176,172	$-	$-
Notes payable, related party	36,840	36,840	-	-
Notes payable, unrelated	44,700	44,700	-	-
Total liabilities	$257,712	$257,712	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2015 are as follows:

	Fair Value Measurement at December 31, 2015 Using:

Description	12/31/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
Assets held for sale	637,869	637,869	-	-
Total assets	$637,869	$637,869	$-	$-

Liabilities
Accounts payable	$33,408	$33,408	$-	$-
Notes payable, related party	102,749	102,749	-	-
Liabilities related to assets held for sale	83,228	83,228	-	-
Total liabilities	$219,385	$219,385	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2016 and 2015, the Company had no dilutive financial instruments issued or outstanding.

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

Discontinued Operations

The Company follows the policy of segregating the assets and liabilities of subsidiaries or lines of business on its balance sheet from the assets and liabilities of continuing subsidiaries or lines of business when it is decided to close or dispose of a subsidiary or line of business.  The Company also follows the policy of separately disclosing the assets and liabilities and the net operations of a subsidiary or line of business in its financial statements when it is decided to close or dispose of a subsidiary or line of business.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during nine months ended September 30, 2016, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of September 30, 2016, the Company had an accumulated net loss of ($1,089,117).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On November 2, 2015, the Company issued 97,625 shares of Series A Preferred Stock to Taurus Financial Partners, LLC (“Taurus”) as payment towards outstanding accounts payable to Taurus amounting to $97,625.  This transaction was mutually rescinded retroactively by both parties on February 25, 2016 resulting in the reinstatement of $97,625 in accounts payable to Taurus.  The accounts payable balance owed to Taurus was converted into and has been accounted for as a short-term note payable to a related party.  As of September 30, 2016 and December 31, 2015, this short-term note payable had accrued $16,010 and $8,694, respectively, in imputed interest.  This imputed interest has been recorded in the financial statements as additional paid-in capital.  No shares of Series A Preferred Stock were issued hereunder.

As of September 30, 2016, the Company had -0- shares of Series A Preferred Stock issued and outstanding; there were no other shares or classes of preferred stock authorized or outstanding.

Common stock (Tiger Reef, Inc.)

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

During the fiscal year ended December 31, 2015, the Company issued an aggregate of 6,459,500 shares of its common stock for services rendered at a fair value of $64,595, based on the price from NASDAQ of $0.01 a share for the Company’s common stock at the time of grant.

During the nine months ended September 30, 2016, the Company issued an aggregate of 1,500,000 shares of its common stock for services.  These shares had an aggregate issue value of $52,350, or an average price of $0.0349 per share, based on the closing market price on the date of issue.

During the nine months ended September 30, 2016, the Company issued an aggregate of 850,000 shares of its common stock for an aggregate of $152,500 in cash, or an average price of $0.179 per share.

As of September 30, 2016, the Company had 109,959,500 shares of its common stock issued and outstanding.

Blue Water Bar & Grill, N.V. Common Stock

During the fiscal year ended December 31, 2015, the Company acquired 30 shares of the common stock, $100 par value, of Blue Water Bar & Grill, N.V., a St. Maarten, Dutch West Indies limited liability company.  These shares represented 100% of the issued and outstanding capital stock of Blue Water Bar & Grill, N.V.

The Company sold and transferred its 30 shares of Blue Water Bar & Grill, N.V., including its business and director licenses, to an unrelated third party on July 1, 2016 in exchange for the assumption of $15,000 in outstanding accounts payable.  The Company no longer has a vested interest or any affiliation with Blue Water Bar & Grill, N.V.

Imputed Interest and Expenses Paid by Related Party

During the nine months ended September 30, 2016 and 2015, Blue Water Global Group, Inc. paid $-0- and $42,371, respectively, in expenses on behalf of the Company.  Since inception on July 27, 2013, Blue Water Global Group paid an aggregate of $621,003 in expenses on behalf of the Company before it went out of business.  These expenses were included in the financial statements under Additional Paid-In Capital.

As of September 30, 2016 and December 31, 2015, the Company had outstanding notes payable to Taurus Financial Partners, LLC (“Taurus”) aggregating $36,840 and $102,749, respectively, for expenses paid on behalf of the Company which has been accounted for as a short-term note payable to a related party.  During the nine months ended September 30, 2016, the Company reduced the aggregate amount owed to Taurus by ($65,909).  Also during the nine months ended September 30, 2016 and 2015, the Company imputed $7,316 and $8 in interest, respectively, on the Taurus notes.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

During the fiscal year ended December 31, 2015, the Company had a note payable to a related party stockholder in the amount of $100.  This note was paid in full on December 4, 2015.  During the fiscal year ended December 31, 2015 this note accrued $11 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

Imputed Interest and Outstanding Notes Payable to Unrelated Party

As of September 30, 2016, the Company had outstanding notes payable to an unrelated party aggregating $44,700.  During the nine months ended September 30, 2016, the Company imputed $492 in interest.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

NOTE 4 – ACQUISITION AND DIVESTURE OF BLUE WATER BAR & GRILL, N.V.

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

The Company sold and transferred its 30 shares of Blue Water Bar & Grill, N.V., including its business and director licenses, to an unrelated third party on July 1, 2016 in exchange for the assumption of $15,000 in outstanding accounts payable.  The Company no longer has a vested interest or any affiliation with Blue Water Bar & Grill, N.V.

On June 30, 2016 the Company incurred a one-time write-off of $644,115 to reflect the full impairment of the unfinished St. Maarten Blue Water Bar & Grill™ in Indigo Bay.  The Company no longer has a vested interest or affiliation with this project.  Further, Indigo Bay intends to demolish the building and erect a 450-room all-inclusive hotel on this building site.  The Company has no financial interest in or affiliation with this proposed hotel project.

During the three months ended September 30, 2016 the Company recorded a loss of ($74,474) for the deconsolidation of Blue Water Bar & Grill, N.V.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2016 and December 31, 2015 is summarized as follows:

	September 30, 2016	December 31, 2015

Construction in progress	$-	$637,869
Subtotal	-	637,869

Less accumulated depreciation	-	-

Property and equipment, net	$-	$637,869

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

On June 30, 2016 the Company incurred a one-time write-off of $644,115 to reflect the full impairment of the unfinished St. Maarten Blue Water Bar & Grill™ in Indigo Bay.  The Company no longer has a vested interest or affiliation with this project.  Further, Indigo Bay intends to demolish the building and erect a 450-room all-inclusive hotel on this building site.  The Company has no financial interest in or affiliation with this proposed hotel project.

Depreciation expense was $-0- and $-0- for the periods ended September 30, 2016 and December 31, 2015, respectively.

NOTE 6 – DISCONTINUED OPERATION AND DECONSOLIDATION OF HELD SUBSIDIARY

The Company follows the policy of segregating the assets and liabilities of subsidiaries or lines of business on its balance sheet from the assets and liabilities of continuing subsidiaries or lines of business when it is decided to close or dispose of a subsidiary or line of business.  The Company also follows the policy of separately disclosing the assets and liabilities and the net operations of a subsidiary or line of business in its financial statements when it is decided to close or dispose of a subsidiary or line of business.

On July 1, 2016 the Company sold and transferred its 30 shares of Blue Water Bar & Grill, N.V., including its business and director licenses, to an unrelated third party in exchange for the assumption of $15,000 in outstanding accounts payable.  The Company no longer has a vested interest or any affiliation with Blue Water Bar & Grill, N.V.

As a result of this action the operations of the Blue Water Bar & Grill, N.V. have been classified as Discontinued Operations on the Statement of Operations.  The components of Discontinued Operations summarized on the Statement of Operations arising from the decision to separate from Blue Water Bar & Grill, N.V. are as follows:

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015

Expenses	$-	$-

Loss from operations	-	-

Other income (expense):
Loss on deconsolidation	(74,474)	-
Total other income (expense)	(74,474)

Net loss	$(74,474)	$-

The components of Discontinued Operations summarized on the Balance Sheets arising from the decision to separate from Blue Water Bar & Grill, N.V. are as follows:

	September 30, 2016	December 31, 2015
Current assets:
Assets held for sale	$-	$637,869
Total assets	$-	$637,869

Current liabilities:
Liabilities related to assets held for sale	$-	83,228
Total liabilities related to assets held for sale	$-	$83,228

NOTE 7 – CONTINGENCY/LEGAL

As of September 30, 2016, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2016 and 2015, Blue Water Global Group, Inc. paid $-0- and $42,371, respectively, in expenses on behalf of the Company.  Since inception on July 27, 2013, Blue Water Global Group paid an aggregate of $621,003 in expenses on behalf of the Company before it went out of business.  These expenses were included in the financial statements under Additional Paid-In Capital.

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

As of September 30, 2016 and December 31, 2015, the Company had outstanding notes payable to Taurus Financial Partners, LLC (“Taurus”) aggregating $36,840 and $102,749, respectively, for expenses paid on behalf of the Company which has been accounted for as a short-term note payable to a related party.  During the nine months ended September 30, 2016, the Company reduced the aggregate amount owed to Taurus by ($65,909).  Also during the nine months ended September 30, 2016 and 2015, the Company imputed $7,316 and $8 in interest, respectively, on the Taurus notes.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

The Company sold and transferred its 30 shares of Blue Water Bar & Grill, N.V., including its business and director licenses, to an unrelated third party on July 1, 2016 in exchange for the assumption of $15,000 in outstanding accounts payable.  The Company no longer has a vested interest or any affiliation with Blue Water Bar & Grill, N.V.

During the fiscal year ended December 31, 2015, the Company had a note payable to a related party stockholder in the amount of $100.  This note was paid in full on December 4, 2015.  During the fiscal year ended December 31, 2015 this note accrued $11 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

NOTE 9 – NOTES PAYABLE TO UNRELATED PARTY

As of September 30, 2016, the Company had outstanding notes payable to an unrelated party and minority stockholder aggregating $44,700.  These notes payable were payable upon demand by the noteholder and accrued zero interest. During the nine months ended September 30, 2016, the Company imputed $492 in interest.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

NOTE 10 – SUBSEQUENT EVENTS

Common Share Issuances

On October 18, 2016, the Company issued an aggregate of 2,085,000 shares of its common stock to two consultants.  These shares were valued at an aggregate of $62,758.50, or $0.0301 a share, which was the closing price of the Company’s common stock that day.  These securities were restricted and bore an appropriate restrictive legend.

Series A Preferred Share Issuance

On October 18, 2016, the Company issued 596 shares of its Series A Preferred Stock in exchange for the retirement of $44,700 in outstanding debt owed to an unrelated party.  These securities were restricted and bore an appropriate restrictive legend.

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

To become profitable and competitive, we have to successfully open operating restaurant properties throughout the Caribbean region and have our ultra premium rums available to consumers worldwide.  We anticipate relying on equity sales of our common stock in order to continue to fund our business operations until we are able to generate sufficient revenues to cover our operating expenses, which may never happen.  Issuances of additional shares will result in dilution to our then existing stockholders.  There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

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

Plan of Operations

Tiger Reef was incorporated under the laws of the State of Colorado on June 27, 2013 under the name Stream Flow Media, Inc.  We amended our Articles of Incorporation on October 14, 2015 to change our name to Blue Water Bar & Grill, Inc. and further amended its Articles of Incorporation on October 24, 2016 to change its name to Tiger Reef, Inc.  Tiger Reef is a diversified producer of ultra premium rums under the Tiger Reef® brand and a developer of casual dining restaurant properties in the Caribbean.

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

Tiger Reef® Ultra Premium Rums

Tiger Reef has worked closely with a distinguished and multi-award winning Cuban Maestro Ronero (master rum maker) to formulate three new and very special ultra premium rums specifically for the US market.  These rums will be produced and bottled in the Dominican Republic and are expected to be available to US consumers as early as Summer 2017.

Casual Dining Caribbean Restaurants

Tiger Reef is currently in discussions for a leased restaurant space on the island of St. Maarten.  Tiger Reef anticipates these discussions will result in an executed lease agreement sometime in Q1 2017.  Updates on these material discussions and the ultimate Caribbean restaurant concept will be provided to shareholders in a timely manner.

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

Recruiting.  We will actively recruit and select individuals who share our passion for customer service.  Our selection process includes testing and multiple interviews to aid in the selection of new employees, regardless of their prospective position.  We will offer a competitive compensation plan to our managers that includes a base salary, bonuses for achieving performance objectives, and possibly incentive stock options once they have worked for us for at least one full year.  For example, the general manager in our initial restaurant will most likely be offered a base salary of $3,500 a month, plus up to $1,000 a month in additional performance incentives for achieving minimum gross sales and exceeding the minimum targeted food, liquor, and labor costs, as determined by our executive management team.  In addition, all employees are entitled to discount meals at any of our future restaurants.

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

Long-Term Growth Plan (5+ Years)

Ultra Premium Rums

Over the next five years we plan to expand and grow the Tiger Reef® brand of ultra premium rums into new territories, including:

•

Asia;

•

European Union;

•

Caribbean Region;

•

Australia; and

•

India.

Caribbean Restaurants

Over the next five years we plan to focus on a disciplined growth strategy of opening one new Caribbean restaurant each year.  We have also identified the following Caribbean islands we intend to eventually open a Caribbean restaurant:

•

St. Maarten, Dutch West Indies

•

Aruba, Dutch West Indies;

•

Nassau, Bahamas;

•

Cozumel, Mexico;

•

Grand Cayman; and

•

Barbados.

We estimate that we will need to raise approximately $5 million to achieve the above listed goals and milestones.  This capital will most likely be raised through the sales of additional equity securities, which will have a dilutive effect on existing shareholders.

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

When opening a new restaurant we intend to host grand opening parties for local leaders, media personalities, hospitality employees such as resort and hotel staff, and tourism bureau representatives (inclusive of cruise ship industry representatives and hotel/resort industry representatives).  Our goal with courting these groups is to introduce them to our concept and court them to refer new customers to our restaurants and provide us with free future media exposure.

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

Financing

In order to proceed with our long-term plans we anticipate that we will need to generate at least between $5 million in additional long-term financing.

We presently do not have an established or dependable source of financing.  Currently we are exploring various sources of new financing to meet our basic working capital needs and provide for our planned capital expenditures.  Without limiting our available options, future financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that sufficient financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we are unable to obtain additional funds to meet our basic working capital needs, we may need to cease or curtail our business operations.

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

Patents and Trademarks

We currently intend to use the Tiger Reef trademark.  We have applied to the U.S. Patent and Trademark Office (“USPTO”) to register our Tiger Reef trademark and logo.  The USPTO has issued this mark and logo a serial number of 87158477.  This trademark is owned by our wholly-owned subsidiary, Tiger Reef Spirits, Ltd., an Anguilla International Business Company (“IBC”) that we formed on August 31, 2016.

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

www.tigerreefinc.com

Fax:

(949) 607-4052

E-Mail:

info@tigerreefinc.com

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

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact Tiger Reef are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

(i)

audited financial statements required for only two fiscal years;

(ii)

selected financial data required for only the fiscal years that were audited; and

(iii)

executive compensation only needs to be presented in the limited format now required for smaller reporting companies. (A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter)

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. Tiger Reef is a smaller reporting company.  Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

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

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable.  Tiger Reef has elected not to opt out of the transition period pursuant to Section 107(b).

Results of Operations

Three Months Ended September 30, 2016 and 2015

Revenues.  We did not generate any revenue during the three months ended September 30, 2016 and 2015.

Operating Expenses.  Our total operating expenses for three months ended September 30, 2016 were $126,160 compared to $90,970 for the three months ended September 30, 2015, which represents an increase of $35,190, or 38.7%.  The increase in operating expenses are the result of (i) terminating operations and divesting ourselves of the Blue Water Bar & Grill, N.V. subsidiary, (ii) establishment of Tiger Reef Spirits, Ltd. subsidiary and related development work on our forthcoming line of ultra premium rums to be sold under the Tiger Reef® brand, and (iii) continued cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations.  We generated an operating loss of ($126,160) from operations during the three months ended September 30, 2016 compared to an operating loss of ($90,970) during the three months ended September 30, 2015, which represents an increase of $35,190, or 38.7%.  The increase in operating loss from operations are the result of (i) terminating operations and divesting ourselves of the Blue Water Bar & Grill, N.V. subsidiary, (ii) establishment of Tiger Reef Spirits, Ltd. subsidiary and related development work on our forthcoming line of ultra premium rums to be sold under the Tiger Reef® brand, and (iii) continued cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the three months ended September 30, 2016 and 2015 we recorded ($76,861) and ($3), respectively, in other expenses.  These other expenses were comprised of a ($74,474) one-time loss on deconsolidation related to terminating operations and divesting ourselves of the Blue Water Bar & Grill, N.V. subsidiary and ($2,387) in imputed interest during the three months ended September 30, 2016 and ($3) in imputed interest during the three months ended September 30, 2015.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We realized a net loss of ($203,021) during the three months ended September 30, 2016 compared to a net loss of ($90,973) during the three months ended September 30, 2015, which represents an increase of $112,048, or 123.2%.  The increase in the net loss is the result of (i) terminating operations and divesting ourselves of the Blue Water Bar & Grill, N.V. subsidiary, (ii) establishment of Tiger Reef Spirits, Ltd. subsidiary and related development work on our forthcoming line of ultra premium rums to be sold under the Tiger Reef® brand, and (iii) continued cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Nine Months Ended September 30, 2016 and 2015

Revenues.  We did not generate any revenue during the nine months ended September 30, 2016 and 2015.

Operating Expenses.  Our total operating expenses for nine months ended September 30, 2016 were $251,096 compared to $161,827 for the nine months ended September 30, 2015, which represents an increase of $89,269, or 55.2%.  The increase in operating expenses are the result of (i) terminating operations and divesting ourselves of the Blue Water Bar & Grill, N.V. subsidiary, (ii) establishment of Tiger Reef Spirits, Ltd. subsidiary and related development work on our forthcoming line of ultra premium rums to be sold under the Tiger Reef® brand, and (iii) continued cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations.  We generated an operating loss of ($251,096) from operations during the nine months ended September 30, 2016 compared to an operating loss of ($161,827) during the nine months ended September 30, 2015, which represents an increase of $89,269, or 55.2%.  The increase in operating loss from operations are the result of (i) terminating operations and divesting ourselves of the Blue Water Bar & Grill, N.V. subsidiary, (ii) establishment of Tiger Reef Spirits, Ltd. subsidiary and related development work on our forthcoming line of ultra premium rums to be sold under the Tiger Reef® brand, and (iii) continued cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During the nine months ended September 30, 2016 and 2015 we recorded ($82,280) and ($8), respectively, in other expenses.  These other expenses were comprised of a ($74,474) one-time loss on deconsolidation related to terminating operations and divesting ourselves of the Blue Water Bar & Grill, N.V. subsidiary and ($7,806) in imputed interest during the nine months ended September 30, 2016 and ($8) in imputed interest during the nine months ended September 30, 2015.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss.  We realized a net loss of ($333,376) during the nine months ended September 30, 2016 compared to a net loss of ($161,835) during the nine months ended September 30, 2015, which represents an increase of $171,541, or 106.0%.  The increase in the net loss is the result of (i) terminating operations and divesting ourselves of the Blue Water Bar & Grill, N.V. subsidiary, (ii) establishment of Tiger Reef Spirits, Ltd. subsidiary and related development work on our forthcoming line of ultra premium rums to be sold under the Tiger Reef® brand, and (iii) continued cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($256,877) as of September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2016, we had assets totaling $835, which was comprised solely of cash.

As of September 30, 2016, we had total liabilities of ($257,712), which consisted of accounts payable of ($176,172), notes payable to related party Taurus Financial Partners, LLC for ($36,840), and notes payable to an unrelated party for ($44,700).  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.), but are continuing to explore the possibility of obtaining such a credit facility from a traditional lending institution.

We estimate that we will need to generate at least $1.0 million in additional financing in order to meet our planned 2016 capital expenditures.  Further, in order to proceed with our long-term plans, we anticipate that we will need to generate at least between $4 and $5 million in additional long-term financing.

We presently do not have an established or dependable source of financing.  Currently we are exploring various sources of new financing to meet our basic working capital needs and provide for our planned capital expenditures.  Without limiting our available options, future financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that sufficient financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we are unable to obtain additional funds to meet our basic working capital needs, we may need to cease or curtail our business operations.

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

Off –Balance Sheet Operations

As of September 30, 2016, we had no off-balance sheet activities or operations.

Critical Accounting Policies

Use of Estimates

The accompanying financial statements of Tiger Reef have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Tiger Reef considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2016 and December 31, 2015, Tiger Reef had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of Tiger Reef’s financial instruments as of September 30, 2016 are as follows:

	Fair Value Measurement at September 30, 2016 Using:

Description	9/30/16	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$835	$835	$-	$-
Total assets	$835	$835	$-	$-

Liabilities
Accounts payable	$176,172	$176,172	$-	$-
Notes payable, related party	36,840	36,840	-	-
Notes payable, unrelated	44,700	44,700	-	-
Total liabilities	$257,712	$257,712	$-	$-

The estimated fair values of Tiger Reef’s financial instruments as of December 31, 2015 are as follows:

	Fair Value Measurement at December 31, 2015 Using:

Description	12/31/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
Assets held for sale	637,869	637,869	-	-
Total assets	$637,869	$637,869	$-	$-

Liabilities
Accounts payable	$33,408	$33,408	$-	$-
Notes payable, related party	102,749	102,749	-	-
Liabilities related to assets held for sale	83,228	83,228	-	-
Total liabilities	$219,385	$219,385	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the periods ended September 30, 2016 and December 31, 2015 Tiger Reef had no dilutive financial instruments issued or outstanding.

Revenue Recognition

Tiger Reef recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on Management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees.

Income Taxes

Tiger Reef accounts for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

Tiger Reef maintains a valuation allowance with respect to deferred tax assets.  Tiger Reef establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration Tiger Reef’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as Tiger Reef generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on Tiger Reef's financial position, results of operations or cash flows.

Contractual Obligations

As of September 30, 2016 Tiger Reef had no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

•

Tiger Reef lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to Tiger Reef.  The Board of Directors is comprised of one (1) member who also serves as Tiger Reef’s principal executive officer.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by Tiger Reef; and

•

Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since our inception on June 27, 2013 and, as of September 30, 2016, have not been remedied.

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

PART II

Item 1.  Legal Proceedings

During the past ten years no director, person nominated to become a director or executive officer, or promoter of Tiger Reef has been involved in any legal proceeding that would require disclosure hereunder.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 21st day of November, 2016.

TIGER REEF, INC.

By:

/s/ J. Scott Sitra

J. Scott Sitra

President, Chief Executive Officer,

Secretary, Treasurer, Chief Financial Officer,

Principal Executive Officer,

Principal Financial Officer,

Principal Accounting Officer, and Sole Director