Form 10-K
period 2016-12-31
Tiger Reef, Inc.
filed 2017-04-06
CIK 1593470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Large Accelerated Filer ☐                                                                                                        Accelerated Filer    ☐

Non-Accelerated Filer  ☐  (Do not check if a smaller reporting company)            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☒

As of June 30, 2016, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $13,327,030, based upon the last closing sale price of $0.74 a share as reported by the OTCQB on that date.

As of April 5, 2017, there were 22,794,500 shares of our common stock, $0.001 par value issued and outstanding; 22,794,500 of these shares were held by non-affiliates of the Registrant.

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

As used in this Annual Report, the terms "we", "us", "our", "Tiger Reef", “Registrant”, and “Issuer” mean Tiger Reef, Inc. unless the context clearly requires otherwise.

Item 1.  Business

Overview of Our Business

Tiger Reef, Inc. was incorporated under the laws of the State of Colorado on June 27, 2013 under the name Stream Flow Media, Inc.  The Company amended its Articles of Incorporation on October 14, 2015 to change its name to Blue Water Bar & Grill, Inc. and further amended its Articles of Incorporation on October 24, 2016 to change its name to Tiger Reef, Inc.  Tiger Reef is a diversified producer of ultra premium rums under the Tiger Reef® brand and a developer of Caribbean casual dining restaurant properties under the Mermaid Reef Ocean Grill & Lounge™ brand.

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

Plan of Operation

Tiger Reef was incorporated under the laws of the State of Colorado on June 27, 2013 under the name Stream Flow Media, Inc.  We amended our Articles of Incorporation on October 14, 2015 to change our name to Blue Water Bar & Grill, Inc. and further amended its Articles of Incorporation on October 24, 2016 to change its name to Tiger Reef, Inc. Tiger Reef is a diversified producer of ultra premium rums under the Tiger Reef® brand and a developer of casual dining restaurant properties in the Caribbean under the Mermaid Reef Ocean Grill & Lounge™ brand.

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

Tiger Reef® Ultra Premium Rums

Tiger Reef has worked closely with a distinguished and multi-award winning Cuban Maestro Ronero (master rum maker) to formulate three new and very special ultra premium rums specifically for the US market.  These rums will be produced and bottled in the Dominican Republic and are expected to be available to US consumers as early as Fall 2017.

Mermaid Reef Ocean Grill & Lounge™

The Mermaid Reef Ocean Grill & Lounge (“Mermaid Reef”) concept is an intimate restaurant of between 60 to 80 seats, with both indoor and outdoor seating, featuring a variety of proteins, both from the ocean and the land, seasonal crispy vegetables, and an array of rich, delectable sauces to please even the most discriminating palette.  Each restaurant will be built on-site at an existing major Caribbean resort chain and, even though it will be operated as a resort amenity, each restaurant will also be actively marketed to non-resort guests and local residents.

Tiger Reef is currently in advanced negotiations for a leased restaurant space on the island of St. Maarten, Dutch West Indies to open the first Mermaid Reef.  Tiger Reef anticipates these discussions will result in an executed lease agreement sometime in early Q2 2017.  Updates on these material discussions and the Caribbean restaurant concept will be provided to shareholders once finalized.

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

Provide Dining Value.  We believe that our restaurants should provide our customers with interesting, high quality, and generously portioned (covering the entire plate) menu items that are aesthetically appealing and result in the customer leaving fully satisfied.  Complementing the dining aspect, we intend to offer the customer a unique variety of original drinks, each designed to perpetuate and immerse the customer in the restaurant’s overall concept.  It is our goal to generate at least a US$35 average check per guest, inclusive of food and drinks.  We estimate that our overall gross sales will be comprised of 65% food and 35% drinks.  We anticipate achieving and maintaining a 30% food cost and 18% liquor cost, which relates to our actual cost of the product compared to the gross revenue the product generates.  For example, if we sold a fish entree for $20 our actual cost would be $6 and our gross profit would be $14.  Prices for entrees will start at around $12 for a hamburger and rise to $42 (or more) for a surf and turf dinner; prices for drinks will start at $3 for beer, $6 for basic well mixed drinks, and $8 for specialty drinks.

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

Long-Term Growth Plan (5+ Years)

Ultra Premium Rums

Over the next five years we plan to expand and grow the Tiger Reef® brand of ultra premium rums into new territories, including:

• Asia;

• European Union;

• Caribbean Region;

• Australia; and

• India.

Mermaid Reef Ocean Grill & Lounge™

Over the next five years we plan to focus on a disciplined growth strategy of opening one new Mermaid Reef restaurant each year.  We have also identified the following Caribbean islands we intend to eventually open a Mermaid Reef restaurant:

• St. Maarten, Dutch West Indies

• Aruba, Dutch West Indies;

• Nassau, Bahamas;

• Cozumel, Mexico;

• Grand Cayman; and

• Barbados.

We estimate that we will need to raise a minimum of $5 million to achieve the above listed goals and milestones.  This capital will most likely be raised through the sales of additional equity securities, which will have a dilutive effect on existing shareholders.

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

Financing

We estimate that we will need to generate at least $1.5 million in additional financing in order to maintain our current level of operations and meet our planned fiscal 2017 capital expenditures.  Further, in order to proceed with our long-term plans, we anticipate that we will need to generate at least between $4 and $5 million in additional long-term financing.

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

Patents and Trademarks

Our Tiger Reef trademark and logo have been registered with the U.S. Patent and Trademark Office (“USPTO”) with a serial number of 87158477, which is owned by our wholly-owned subsidiary, Tiger Reef Spirits, Ltd., an Anguilla International Business Company (“IBC”) that we formed on August 31, 2016.

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

Tel:(949) 264-1475 www.tigerreefinc.com

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

Distilled Spirits (Rum) Industry Risk Factors

We have a new and unknown brand.  If our brand does not achieve widespread consumer acceptance, our future growth and profitability may be limited.

Our brand is new and unknown.  It has not achieved brand recognition and may never become a recognizable brand. Accordingly, if consumers do not accept our brand, we will not be able to penetrate targeted markets and our growth prospects may be severely limited.

We depend on a limited number of suppliers. Failure to obtain satisfactory performance from our suppliers or loss of our existing suppliers could cause us to lose sales, incur additional costs and lose credibility in the marketplace.

We depend on a limited number of third-party suppliers for the sourcing of all of our products. These suppliers consist of third-party distillers, bottlers and glass manufacturers in the Dominican Republic and China. We do not have long-term written agreements with any of our suppliers. We do not currently have a long-term source for supply of aged rum and there can be no assurance we can source adequate amounts of aged rum at satisfactory prices, or at all in the future.

If our suppliers decide to increase their prices, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or even a portion of our increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, it could have a material adverse effect on our business, results of operations, and overall financial condition.

National and local governments may adopt regulations that could limit our business activities or increase our costs.

Our industry is subject to extensive regulatory requirements regarding production, exportation, importation, marketing and promotion, labeling, distribution, pricing, and trade practices, among others. Changes in laws, regulatory measures, or governmental policies, or in the manner in which current ones are interpreted, could cause us to incur material additional costs or liabilities, jeopardize the growth of our business in the affected market, or force us to discontinue marketing and selling our products entirely in the affected market.

We face substantial competition in our industry and many factors may prevent us from competing successfully.

We compete on the basis of product taste and quality, brand image, price, service and ability to innovate in response to consumer preferences. The global spirits industry is highly competitive and is dominated by several large, well-funded international companies. It is possible that our competitors may either respond to industry conditions or consumer trends more rapidly or effectively or resort to price competition to sustain market share, which could adversely affect our sales and future profitability.

Demand for our products may be adversely affected by many factors, including changes in consumer preferences and trends.

Consumer preferences may shift due to a variety of factors including changes in demographic and social trends, public health initiatives, product innovations, changes in vacation or leisure activity patterns and a downturn in economic conditions, which may reduce consumers’ willingness to purchase distilled spirits or cause a shift in consumer preferences toward beer, wine or non-alcoholic beverages. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations. The competitive position of our brands could also be affected adversely by any failure to achieve consistent, reliable quality in the product or in service levels to customers.

If the social acceptability of our products declines, or governments adopt policies disadvantageous to distilled spirits, our business could be adversely affected.

Our ability to market and sell our products depends heavily on societal attitudes toward drinking and governmental policies that both flow from and affect those attitudes. In recent years, increased social and political attention has been directed at the distilled spirits industry.  For example, there remains continued attention focused largely on public health concerns related to alcohol abuse, including drunk driving, underage drinking, and the negative health impacts of the abuse and misuse of alcohol. While most people who drink enjoy distilled spirits in moderation, it is commonly known and well reported that excessive levels or inappropriate patterns of drinking can lead to increased risk of a range of health conditions and, for certain people, can result in alcohol dependence. Some academics, public health officials, and critics of the alcohol industry in the United States, Europe, and other countries continue to seek governmental measures to make distilled spirits more expensive, less available, or more difficult to advertise and promote. If future research were to indicate more widespread serious health risks associated with alcohol consumption – particularly with moderate consumption – or if for any reason the social acceptability of alcohol were to decline significantly, future sales of our products could decrease and have a material adverse effect on our business, results of operations, and overall financial condition.

Significant additional labeling or warning requirements or limitations on the availability of our products could inhibit sales of affected products.

Various jurisdictions have adopted or may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of some of our products. Several such labeling regulations or laws require warnings on any product with substances that the state lists as potentially causing cancer or birth defects. Our products already raise health and safety concerns for some regulators, and heightened requirements could be imposed. If additional or more severe requirements of this type become applicable to one or more of our major products under current or future health, environmental, or other laws or regulations, they could inhibit future sales of such products and have a material adverse effect on our business, results of operations, and overall financial condition.

Litigation and legal disputes could expose our business to financial and reputational risk.

Major private or governmental litigation challenging the production, marketing, promotion, distribution, or sale of distilled spirits could affect our ability to sell products in the future. Because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our business reputation or financial results. Lawsuits have been brought against distilled spirits companies alleging problems related to alcohol abuse, negative health consequences from drinking, problems from alleged marketing or sales practices, or underage drinking.  While these lawsuits have been largely unsuccessful in the past, others may succeed in the future. We could also experience employment-related class actions, environmental claims, commercial disputes, product liability actions stemming from a beverage or container production defect, a whistleblower suit, or other major litigation that could have a material adverse affect on our business, results of operations, and overall financial condition.

Restaurant Industry Risk Factors

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

Our non-public competitors do not incur these costs, which puts us at a competitive disadvantage.  These expenses are projected to aggregate approximately $175,000 annually in 2017.  As our business continues to grow and develop our financial statements and our SEC filings will become more complex, which we estimate will cause these compliance expenses to continue increasing annually, potentially substantially.  If we are unable to effectively compete on a continuing basis or unforeseen competitive pressures arise, such inability to compete could have a material adverse effect on our business, results of operations, and overall financial condition.

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

Focusing all of our restaurant business interests entirely on the Caribbean region may result in increased costs and risks.

We are presently attempting to open our first restaurant in St. Maarten, Dutch West Indies and intend to expand the concept to other islands throughout the Caribbean region. Because most islands within the Caribbean region are independent nations or territories of other sovereign nations, operating internationally throughout the Caribbean region will expose us to a number of risks on each island we chose to operate, including:

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

We were incorporated on June 27, 2013, and have incurred ($1,227,108) in losses through December 31, 2016.  We have very little operating history upon which an evaluation of our future success or failure can be made.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2017.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

We need to raise additional capital.  Failure to secure adequate financing may prevent us from generating sufficient levels of revenue which could cause our business to fail.

Our operations to date have been primarily funded by our officers, directors, and current stockholders.  We estimate that we will need to generate at least $1.5 million in additional financing in order to maintain our current level of operations and meet our planned fiscal 2017 capital expenditures.  Further, in order to proceed with our long-term plans, we anticipate that we will need to generate at least between $4 and $5 million in additional long-term financing.

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

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated April 5, 2017 which is part of the financial statements that are part of this Annual Report.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

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

We intend to retain most, if not all, of our profits outside of the United States.  We intend to repatriate only enough funds annually to maintain our US operations, which presently, and will continue to, consist of maintaining reporting and compliance requirements with the Securities and Exchange Commission, which we project to aggregate approximately $175,000 annually in 2017.  As our business continues to grow and develop our financial statements and our SEC filings will become more complex, which we estimate will cause these compliance expenses to continue increasing annually, potentially substantially.  If these expenses increase substantially, then our effective tax rate may also increase as the amount of funds we are required to repatriate each fiscal year increases.

As a holder of our common stock, a delay in repatriating our funds or an increase in our overall effective tax rate could result in you experiencing:

• lower per share earnings, if any, relating to our common stock; and

• a decrease in the valuation or loss in your investment in our common stock.

Our principal officer and sole director, J. Scott Sitra, currently controls approximately 80% of our eligible votes in all voting matters.  Accordingly, Mr. Sitra can solely determine and control all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

Our principal officer and sole director, J. Scott Sitra, currently controls an aggregate of 90,250,000 votes in all voting matters, or approximately 80%, of the eligible votes.  Accordingly, Mr. Sitra can solely determine the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  The interests Mr. Sitra may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

The responsibility of developing our core business, securing the financing necessary to complete the construction of our first restaurant, and fulfilling the reporting requirements of a public company all fall upon our principal executive officer, J. Scott Sitra.  Mr. Sitra presently dedicates approximately 50% of his professional time to Tiger Reef, or between 20 and 25 hours per week.

We have not formulated a plan to resolve any possible conflict of interest with Mr. Sitra’s other competing business activities, which principally involves his position as President and Chief Executive Officer at Taurus Financial Partners, LLC and as Secretary and Director at African Resource Group, Inc. Mr. Sitra presently is not under an employment agreement with any of his business interests, including our business.  If he were to enter into such an agreement with an outside business interest, he could be forced to resign from our business or devote even less time to our business interests than he presently does.

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

The projected costs and other related expenses in our business plan and in the Plan of Operation starting on page 5 of this Annual Report are mere cost estimates and forecasts made by our management.  Our actual costs related to opening and operating our proposed restaurant may differ significantly from these estimates, which could have a negative impact on our overall business, cause our business to fail, and result in you losing all of your investment.

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

Presently we estimate these additional reporting and compliance requirements are projected to aggregate approximately $175,000 annually in 2017.  As our business grows and develops our financial statements and our SEC filings will become more complex, we anticipate these annual costs will increase, potentially substantially.  Additionally, we have not obtained quotes for officers and directors insurance and will not do so until we begin generating sufficient cash flows to pay the annual premiums on such a policy.   Further, we may not be able to absorb these costs of being a public company which could negatively affect our business operations and may result in you losing your entire investment.

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

There is presently a limited public trading market for our registered common stock which presently trades on the OTCQB under the trading symbol “TGRR”.

Even though our registered common stock is approved for quotation and electronic trading on the OTCQB, the number of institutions and/or persons interested in purchasing our registered common stock at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including, among others, the fact that we are a small and unproven company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community responsible for generating or influencing trading volume, and that even if we were to come to the attention of such institutions and/or persons, they tend to be more risk averse and may be reluctant to follow an unproven business such as ours or purchase or recommend the purchase of our shares until such time as we have demonstrated sufficient success with our business plan.  As such, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without adversely affecting their share price.  We cannot assure you that an active public trading market for our registered common stock will develop and, if developed, be sustained.

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

We do not intend to pay any dividends on our common stock, therefore there are limited ways in which you can make a profit on any investment in Tiger Reef, Inc.

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

It is important to note that as of April 5, 2017 we could issue up to an additional 477,205,500 shares of common stock without shareholder consent.

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

As of April 5, 2017 we had 22,794,500 shares of our common stock issued and outstanding.  Of these shares currently issued and outstanding:

• 15,234,500 are freely tradable without restrictions (commonly referred to as the “public float”); and

• 7,560,000 are subject to the restrictions and sale limitations imposed by Rule 144.

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

We have identified a lack of sufficient personnel in the accounting function due to the limited resources of Tiger Reef with appropriate skills, training, and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.  To this extent, we have identified specific remedial actions we intend to undertake prior to the end of the current fiscal year ending December 31, 2017 to address the current material weaknesses described above:

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Our common stock trades on the OTCQB marketplace under the trading symbol “TGRR”.  Currently there is only a limited, sporadic, and volatile market for our stock.

The following table sets forth the high and low sales prices of our common stock as reported by the OTCQB for the periods indicated.  These prices represent prices between inter-dealer prices, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2015
Third Quarter (1)	$0.01	$0.01
Fourth Quarter	0.01	0.01

Year Ending December 31, 2016
First Quarter	$0.25	$0.25
Second Quarter	0.86	0.20
Third Quarter	0.86	0.0348
Fourth Quarter	0.10	0.013

Year Ending December 31, 2017
First Quarter	$0.17	0.02615
Second Quarter (through April 4, 2017)	0.045	0.04

(1) Our common stock received clearance from FINRA to trade on the OTCQB on July 31, 2015.

On April 4, 2017 our common stock closed at $0.045 a share.

Holders of Record

As of April 5, 2017, we had 22,794,500 shares of our common stock issued and outstand held by approximately 50 stockholders of record; this figure does not include any shareholders electing to beneficially own their shares through nominees such their stock broker or other financial institution.

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

As of April 5, 2017 we had 22,794,500 shares of common stock issued and outstanding.

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

Conversion.

Holders of shares of Preferred Stock may, at their sole option, convert all or a portion of their holdings of Preferred Stock into shares of the Corporation’s common stock at a ratio of one (1) share of Preferred Stock for five-thousand (5,000) shares of common stock.  Subject to a Redemption by Corporation there is no requirement for holders to convert their holdings into shares of common stock.

Redemption by Corporation.	The Corporation may, at its sole option and without notice, redeem some or all of the Preferred Stock in either cash, common stock (as per the conversion calculation herein), or a combination thereof.

As of April 5, 2017 we had 19,846 shares of preferred stock issued or outstanding.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.

Convertible Securities

As of December 31, 2016 we had not convertible or derivative securities issued or outstanding.

Subsequent to the fiscal year ended December 31, 2016 the Company concluded financing involving two investors that netted the Company $60,000 in bridge financing.  The table below summarizes each investor and the amount of financing received in this round of bridge financing.  A more comprehensive disclosure relating to this round of financing is hereby incorporated by reference to the Form 8-K filed with the SEC on March 3, 2017 and March 28, 2017.

Date Issued	Name of Investor	Face Amount of Note

March 1, 2017	Eagle Equities, LLC	$30,000
March 23, 2017	Adar Bays, LLC	30,000
		$60,000

Shares Eligible for Future Sale

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

As of April 5, 2017 we had 22,794,500 shares of our common stock issued and outstanding.  Of these shares currently issued and outstanding:

• 15,234,500 are freely tradable without restrictions (commonly referred to as the “public float”); and

• 7,560,000 are subject to the restrictions and sale limitations imposed by Rule 144.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

As of April 5, 2017 we did not have any authorized Equity Compensation Plans.

Transfer Agent

VStock Transfer, LLC

18 Lafayette Place

Woodmere, NY  11598

(212) 828-8436 Phone

(646) 599-1296 Fax

www.VStockTransfer.com

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since inception on June 27, 2013 through April 5, 2017.

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

On June 27, 2013, we issued an aggregate of 20,000,000 shares of common stock to four consultants in consideration of their services in lieu of cash.  We valued these shares at $240,000, or $0.012 a share, based on the value of the services provided. These shares were issued without any type of clawback provision and, as such, Tiger Reef expensed the full value of these issuances during the fiscal year ended December 31, 2013.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship to us these consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.  The following table summarizes these share issuances:

Consultant Name	Number of Shares Received	Aggregate Valuation ($)

Domenico Battaglia	5,000,000 shares of restricted common stock	$60,000
Natalia Ourbakh	5,000,000 shares of restricted common stock	$60,000
Annika Prim	5,000,000 shares of restricted common stock	$60,000
Nina Edstrom	5,000,000 shares of restricted common stock	$60,000
	20,000,000 shares of restricted common stock	$240,000

On August 9, 2013, we issued 250,000 shares of common stock, $0.001 par value, to Michael Etheredge in consideration of his services to us as an executive officer.  We valued these shares at $3,000, or $0.012 a share, based on the value of the services provided.  These shares were issued without any type of clawback provision and, as such, Tiger Reef expensed the full value of this issuance during the fiscal year ended December 31, 2013.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of Mr. Etheredge’s relationship with us he had access to all relevant information relating to our business and represented that they each had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On December 2, 2013, we issued 20,000,000 shares of common stock to Blue Water Global Group, Inc. in consideration of its services in lieu of cash.  We valued these shares at $240,000, or $0.012 a share, based on the value of the services provided.  These shares were issued without any type of clawback provision and, as such, Tiger Reef expensed the full value of this issuance during the fiscal year ended December 31, 2013.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of its relationship to us, Blue Water Global Group, Inc. had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On September 28, 2015, we issued an aggregate of 6,000,000 shares of common stock to three consultants in consideration of their services in lieu of cash.  We valued these shares at $60,000, or $0.01 a share, based on the value of the services provided. These shares were issued without any type of clawback provision and, as such, Tiger Reef expensed the full value of these issuances during the fiscal year ended December 31, 2015.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship to us these consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.  The following table summarizes these share issuances:

Consultant Name	Number of Shares Received	Aggregate Valuation ($)

Dignitas Consulting, LLC	1,500,000 shares of restricted common stock	$15,000
Mark Maradei	1,500,000 shares of restricted common stock	$15,000
Seaside Advisors, LLC	3,000,000 shares of restricted common stock	$30,000
	6,000,000 shares of restricted common stock	$60,000

On November 16, 2015, we issued an aggregate of 459,500 shares of common stock to six consultants in consideration of their services in lieu of cash.  We valued these shares at $4,595, or $0.01 a share, based on the value of the services provided. These shares were issued without any type of clawback provision and, as such, Tiger Reef expensed the full value of these issuances during the fiscal year ended December 31, 2015.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship to us these consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.  The following table summarizes these share issuances:

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

On September 29, 2016, we issued 1,500,000 shares of restricted common stock to Sea Side Advisors, LLC (“Sea Side”).  These shares at an aggregate of $52,350.00, or $0.0349 a share, which was the closing price of Tiger Reef’s common stock that day.  These shares were issued without any type of clawback provision and, as such, Tiger Reef expensed the full value of this issuance during the fiscal year ended December 31, 2016.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of its relationship with us, the consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On October 18, 2016, we issued an aggregate of 2,085,000 shares of restricted common stock to two consultants, Common Sense Holdings, LLC (1,085,000 shares) and Accredited Investor Preview, Inc. (1,000,000 shares).  These shares at an aggregate of $62,758.50, or $0.0301 a share, which was the closing price of Tiger Reef’s common stock that day.  These shares were issued without any type of clawback provision and, as such, Tiger Reef expensed the full value of this issuance during the fiscal year ended December 31, 2016.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship with us, the consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On October 18, 2016, we issued 596 shares of restricted Series A Preferred Stock in exchange for the retirement of $44,700 in outstanding debt.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of its relationship with us, the debt holder had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On February 15, 2017, we issued an aggregate of 1,000,000 shares of restricted common stock to two consultants, Cornucopia Financial Group, Inc. (600,000 shares) and FNX Consulting, Inc. (400,000 shares).  Tiger Reef valued these shares at an aggregate of $38,850.00, or $0.03885 a share, which was the closing price of Tiger Reef’s common stock that day as quoted by the OTCQB.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of its relationship with us, the consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On February 15, 2017, we issued an aggregate of 1,200 shares of restricted Series A Preferred Stock to two consultants, Cornucopia Financial Group, Inc. (720 shares) and FNX Consulting, Inc. (480 shares).  Tiger Reef valued these shares at an aggregate of $233,100.00, or $194.25 a share.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of its relationship with us, the consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On March 27, 2017, we issued 18,050 shares of restricted Series A Preferred Stock in exchange for 90,250,000 shares of outstanding common stock.  The ratio for this share exchange was 1 share of Series A Preferred Stock for every 5,000 shares of common stock offered.  Tiger Reef’s Board of Directors subsequently cancelled the shares of common stock received in this transaction.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of its relationship with us, the shareholder had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2016, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Tiger Reef was incorporated under the laws of the State of Colorado on June 27, 2013 under the name Stream Flow Media, Inc.  We amended our Articles of Incorporation on October 14, 2015 to change our name to Blue Water Bar & Grill, Inc. Subsequent to the name change, Tiger Reef acquired all of the issued and outstanding shares of Blue Water Bar & Grill, N.V., a St. Maarten, Dutch West Indies limited liability company, on December 15, 2015.  Presently we are developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand name.  The initial flagship location is presently under construction in St. Maarten, Dutch West Indies.

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

Results of Operations

For the ease of reference, we refer to the fiscal year ended December 31, 2016 as fiscal 2016 or the fiscal year ended December 31, 2016 and the fiscal year ended December 31, 2015 as fiscal 2015 or the fiscal year ended December 31, 2015.

Fiscal Years Ended December 31, 2016 and 2015

Revenues. We did not generate any revenue in fiscal 2016 or fiscal 2015.

Operating Expenses. Our total operating expenses for fiscal 2016 were $343,331, which is a $138,451, or 67.6%, increase compared to operating expenses of $204,880 for the same period a year ago. The increase in operating expenses are the result of (i) terminating operations and divesting ourselves of the Blue Water Bar & Grill, N.V. subsidiary, (ii) establishment of Tiger

Reef Spirits, Ltd. subsidiary and related development work on our forthcoming line of ultra premium rums to be sold under the Tiger Reef® brand, and (iii) continued cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

(Loss) From Operations.  Our loss from operations for fiscal 2016 was ($343,331), which is a $138,451, or 67.6%, increase compared to a loss from operations of ($204,880) for the same period a year ago. The increase in operating loss from operations are the result of (i) terminating operations and divesting ourselves of the Blue Water Bar & Grill, N.V. subsidiary, (ii) establishment of Tiger Reef Spirits, Ltd. subsidiary and related development work on our forthcoming line of ultra premium rums to be sold under the Tiger Reef® brand, and (iii) continued cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other Income (Expenses). During fiscal 2016 we incurred an aggregate of ($128,036) in other expenses compared to ($8,694) for the same period a year ago.  These other expenses for fiscal 2016 were comprised of a ($74,474) one-time loss on deconsolidation related to terminating operations and divesting ourselves of the Blue Water Bar & Grill, N.V. subsidiary, a one-time loss on conversion of outstanding debt ($44,998), and ($8,564) in imputed interest.  These other expenses for fiscal 2015 were comprised solely of ($8,694) in imputed interest.  The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Income (Loss). We had a net loss of ($471,367) for fiscal 2016 compared to a net loss of ($213,574) for the same period a year ago, which represented a $257,793, or 120.7%, increase in net loss.  The increase in the net loss is the result of (i) terminating operations and divesting ourselves of the Blue Water Bar & Grill, N.V. subsidiary, (ii) establishment of Tiger Reef Spirits, Ltd. subsidiary and related development work on our forthcoming line of ultra premium rums to be sold under the Tiger Reef® brand, and (iii) continued cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Total Stockholders’ Deficit. Our stockholders’ deficit was ($241,652) as of December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2016, we had no cash or other assets.  In Management’s opinion, Tiger Reef’s cash position is insufficient to maintain our operations at the current level for the next 12 months without successfully obtaining additional financing.

As of December 31, 2016, we had total liabilities of ($241,652), which consisted of accounts payable of ($190,976), notes payable to a related party of ($50,473), and a bank overdraft of ($203).

In addition to the foregoing, we expect to incur continued losses through the fiscal year ending December 31, 2017, possibly even longer.  We estimate that we will need to generate at least $1.5 million in additional financing in order to maintain our current level of operations and meet our planned fiscal 2017 capital expenditures.  Further, in order to proceed with our long-term plans, we anticipate that we will need to generate at least between $4 and $5 million in additional long-term financing.

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

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X. They reflect all adjustments which are, in the opinion of Tiger Reef’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal years ended December 31, 2016 and 2015.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Tiger Reef considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2016 and 2015, Tiger Reef had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of Tiger Reef’s financial instruments as of December 31, 2016 are as follows:

	Fair Value Measurement at December 31, 2016 Using:

Description	12/31/16	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Accounts payable	$190,976	$190,976	$-	$-
Notes payable, related party	50,473	50,473	-	-
Bank overdraft facility	203	203	-	-
Total liabilities	$241,652	$241,652	$-	$-

The estimated fair values of Tiger Reef’s financial instruments as of December 31, 2015 are as follows:

	Fair Value Measurement at December 31, 2015 Using:

Description	12/31/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
Assets held for sale	637,869	637,869	-	-
Total assets	$637,869	$637,869	$-	$-

Liabilities
Accounts payable	$33,408	$33,408	$-	$-
Notes payable, related party	102,749	102,749	-	-
Liabilities related to assets held for sale	83,228	83,228	-	-
Total liabilities	$219,385	$219,385	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2016 and 2015, Tiger Reef had no dilutive financial instruments issued or outstanding.

Revenue Recognition

Tiger Reef follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, Tiger Reef recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Revenue is generally recognized at the time of sale and is expected to consist of sales of food, beverages and general merchandise and souvenirs.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tiger Reef, Inc.

We have audited the accompanying balance sheets of Tiger Reef, Inc. as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholder’s deficit, and cash flows for the period ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tiger Reef, Inc. as of December 31, 2016 and 2015, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

April 5, 2017

TIGER REEF, INC.

(formerly Blue Water Bar & Grill, Inc.)

CONSOLIDATED BALANCE SHEETS

ASSETS

	For the fiscal year ended December 31,
	2016	2015
Current assets:
Cash and equivalents	$-	$-
Assets held for sale	-	637,869
	-	637,869

Total assets:	$-	$637,869

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$190,976	$33,408
Notes payable, related party	50,473	102,749
Bank overdraft	203	-
Liabilities related to assets held for sale	-	83,228
Total current liabilities	241,652	219,385

Total liabilities	$241,652	$219,385

Stockholders’ equity (deficit):
Blue Water Bar & Grill, N.V. common stock, $100 par value; -0- and 30 shares issued and outstanding, respectively	-	3,000
Preferred stock, $0.001 par value, 1,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 250,000 shares authorized; 596 and -0- shares issued and outstanding, respectively	1	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 112,044,500 and 107,609,500 shares issued and outstanding, respectively	112,045	107,610
Additional paid-in capital	873,410	1,075,698
Accumulated deficit	(1,227,108)	(767,824)

Total stockholders’ equity (deficit)	$(241,652)	$418,484

Total liabilities and stockholders’ equity	$-	$637,869

The accompanying notes to the financial statements are an integral part of these statements.

TIGER REEF, INC.

(formerly Blue Water Bar & Grill, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the fiscal year ended December 31,
	2016	2015

Operating expenses:
General and administrative	33,550	10,265
Accounting fees	13,450	6,000
Consulting fees	138,283	78,645
Legal fees	158,048	109,970
Total operating expenses	343,331	204,880

(Loss) from operations	(343,331)	(204,880)

Other income (expense):
Loss on deconsolidation	(74,474)	-
Loss on debt conversion	(44,998)	-
Interest expense	(8,564)	(8,694)
Total other income (expense)	(128,036)	(8,694)

Provision for income taxes	-	-

Net (loss)	$(471,367)	$(213,574)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	109,000,061	102,750,457

The accompanying notes to the financial statements are an integral part of these statements.

TIGER REEF, INC.

(formerly Blue Water Bar & Grill, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2014 to December 31, 2016

(unaudited)

					Blue Water		Additional
	Series A Preferred Stock		Common Stock		Bar & Grill, N.V.		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	-	-	101,150,000	$ 101,150	-	$ -	$ 402,140	$ (554,250)	$ 50,960

Issuance of common shares for services			6,459,500	6,460	-	-	58,136	-	64,596
Acquisition of Blue Water Bar & Grill, N.V.			-	-	30	3,000	(3,000)	-	-
Expenses paid by related party			-	-	-	-	609,728	-	609,728
Imputed interest			-	-	-	-	8,694	-	8,694
Net loss	-	-	-	-	-	-	-	(213,574)	(214,574)
Balance, December 31, 2015	-	$ -	107,609,500	$ 107,610	30	$ 3,000	$ 1,075,698	$ (767,824)	$ 418,484

Issuance of common shares for cash			850,000	850	-	-	151,650	-	152,500
Issuance of common shares for services			3,585,000	3,585	-	-	111,524	-	115,109
Issuance of preferred shares for debt reduction	596	1	-	-	-	-	44,699	-	44,700
Divesture of Blue Water Bar & Grill, N.V.			-	-	(30)	(3,000)	(563,723)	12,083	(554,640)
Loss on debt conversion							44,998		44,998
Imputed interest			-	-	-	-	8,564	-	8,564
Net loss	-	-	-	-	-	-	-	(471,367)	(471,367)
Balance, December 31, 2016	596	$ 1	112,044,500	$ 112,045	-	$ -	$ 873,410	$ (1,227,108)	$ (241,652)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TIGER REEF, INC.

(formerly Blue Water Bar & Grill, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the fiscal year ended December 31,
	2016	2015
Cash flows from operating activities:
Net (loss)	$(471,367)	$(213,574)
Adjustments to reconcile net (loss) to net cash used in operating activities
Issuance of common shares for services	115,109	64,596
Imputed interest on related party loan	8,564	8,694
Loss on debt conversion	44,998	-
Loss on deconsolidation	74,474	-
Changes in operating assets and liabilities:
Increase in accounts payable	89,544	53,052

Net cash used in operating activities	(138,678)	(87,232)

Cash flows from investing activities:
Purchase of property and equipment	$(6,245)	$(609,619)

Net cash used by investing activities	(6,245)	(609,619)

Cash flows from financing activities:
Increase in notes payable, related party	37,223	102,749
Payments to notes payable, related party	(89,500)	-
Increase in notes payable, unrelated party	44,700	-
Principal payments on debt	-	(100)
Expenses paid by related party	-	581,478
Issuance of common stock for cash	152,500	-

Net cash provided by financing activities	144,923	684,127

Net increase (decrease) in cash	-	(12,724)

Cash – beginning of period	-	12,724

Cash – end of period	$-	$-

Supplemental disclosure of cash flow information:
Acquisition of Blue Water Bar & Grill, N.V.	$-	$3,000
Expenses paid by related party	-	28,250
Conversion of debt to preferred stock	44,700	-

The accompanying notes to the financial statements are an integral part of these statements.TIGER REEF, INC.

(formerly Blue Water Bar & Grill, Inc.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 – Summary of Significant Accounting Policies

Organization

Tiger Reef, Inc. (“Company” or “Tiger Reef”) was incorporated under the laws of the State of Colorado on June 27, 2013 under the name Stream Flow Media, Inc.  The Company amended its Articles of Incorporation on October 14, 2015 to change its name to Blue Water Bar & Grill, Inc. and further amended its Articles of Incorporation on October 24, 2016 to change its name to Tiger Reef, Inc.  The Company is a diversified producer of ultra premium rums under the Tiger Reef® brand and a developer of Caribbean casual dining restaurant properties under the Mermaid Reef Ocean Grill & Lounge™ brand.

Basis of Presentation

The Company is a diversified producer of ultra premium rums under the Tiger Reef® brand and a developer of Caribbean casual dining restaurant properties under the Mermaid Reef Ocean Grill & Lounge™ brand.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2016 and 2015, the Company had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of December 31, 2016 are as follows:

	Fair Value Measurement at December 31, 2016 Using:

Description	12/31/16	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Accounts payable	$190,976	$190,976	$-	$-
Notes payable, related party	50,473	50,473	-	-
Bank overdraft facility	203	203	-	-
Total liabilities	$241,652	$241,652	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2015 are as follows:

	Fair Value Measurement at December 31, 2015 Using:

Description	12/31/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
Assets held for sale	637,869	637,869	-	-
Total assets	$637,869	$637,869	$-	$-

Liabilities
Accounts payable	$33,408	$33,408	$-	$-
Notes payable, related party	102,749	102,749	-	-
Liabilities related to assets held for sale	83,228	83,228	-	-
Total liabilities	$219,385	$219,385	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2016 and 2015, the Company had no dilutive financial instruments issued or outstanding.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during fiscal year ended December 31, 2016, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of

December 31, 2016, the Company had an accumulated deficit of ($1,227,108).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On November 2, 2015, the Company issued 97,625 shares of Series A Preferred Stock to Taurus Financial Partners, LLC (“Taurus”) as payment towards outstanding accounts payable to Taurus amounting to $97,625.  This transaction was mutually rescinded retroactively by both parties on February 25, 2016 resulting in the reinstatement of $97,625 in accounts payable to Taurus.  The accounts payable balance owed to Taurus was converted into and has been accounted for as a short-term note payable to a related party.  As of December 31, 2016 and 2015, this short-term note payable had accrued $6,754 and $8,694, respectively, in imputed interest.  This imputed interest has been recorded in the financial statements as additional paid-in capital.  No shares of Series A Preferred Stock were issued hereunder.

On October 18, 2016, the Company issued 596 shares of its Series A Preferred Stock in exchange for the retirement of $44,700 in outstanding debt owed to an unrelated party.  These shares of Series A Preferred stock were independently valued by Doty Scott Enterprises, Inc. at $89,698, or $150.50 a share, pursuant to the Statement of Financial Accounting Standard ASC 820-10-35-37, Fair Value in Financial Instruments.  As such, the Company recorded a one-time loss of ($44,998) for the conversion of this debt into shares of Series A Preferred Stock.

As of December 31, 2016, the Company had 596 shares of Series A Preferred Stock issued and outstanding; there were no other shares or classes of preferred stock authorized or outstanding.

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

During the fiscal year ended December 31, 2016, the Company issued an aggregate of 3,585,000 shares of its common stock for services.  These shares had an aggregate issue value of $115,109, or an average price of $0.032 per share.

During the fiscal year ended December 31, 2016, the Company issued an aggregate of 850,000 shares of its common stock for an aggregate of $152,500 in cash, or an average price of $0.179 per share.

As of December 31, 2016, the Company had 112,044,500 shares of its common stock issued and outstanding.

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

Imputed Interest and Expenses Paid by Related Party

During the fiscal years ended December 31, 2016 and 2015, Blue Water Global Group, Inc. paid $-0- and $42,371, respectively, in expenses on behalf of the Company.  Since inception on July 27, 2013, Blue Water Global Group paid an aggregate of $621,003 in expenses on behalf of the Company before it went out of business.  These expenses were included in the financial statements under Additional Paid-In Capital.

As of December 31, 2016 and December 31, 2015, the Company had outstanding notes payable to Taurus Financial Partners, LLC (“Taurus”) aggregating $50,473 and $102,749, respectively, for expenses paid on behalf of the Company which has been accounted for as a short-term note payable to a related party. During the fiscal year ended December 31, 2016, the Company reduced the aggregate amount owed to Taurus by ($52,276).  Also during the fiscal year ended December 31, 2016 and 2015, the Company imputed $6,754 and $8,694 in interest, respectively, on the Taurus notes.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

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

Imputed Interest and Outstanding Notes Payable to Unrelated Party

On October 18, 2016, the Company issued 596 shares of its Series A Preferred Stock in exchange for the retirement of $44,700 in outstanding debt owed to an unrelated party.  As of December 31, 2016, the Company had no outstanding debts to any unrelated parties.  During the fiscal year ended December 31, 2016, the Company imputed $1,810 in interest on this unrelated party note.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

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

On June 30, 2016 the Company incurred a one-time write-off of $644,115 to reflect the full impairment of the unfinished St. Maarten Blue Water Bar & Grill™ in Indigo Bay.  The Company no longer has a vested interest or affiliation with this project.  Further, Indigo Bay intends to demolish the unfinished building and erect a 450-room all-inclusive hotel on this building site.  The Company has no financial interest in or affiliation with this proposed hotel project.

During the fiscal year ended December 31, 2016 the Company recorded a loss of ($74,474) for the deconsolidation of Blue Water Bar & Grill, N.V.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2016 and 2015 is summarized as follows:

Construction in progress, December 31, 2015	$637,869
2016 Additions	6,246
Impairment	(644,115)

December 31, 2016	$-

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

On June 30, 2016 the Company incurred a one-time write-off of $644,115 to reflect the full impairment of the unfinished St. Maarten Blue Water Bar & Grill™ in Indigo Bay.  The Company no longer has a vested interest or affiliation with this project.  Further, Indigo Bay intends to demolish the unfinished building and erect a 450-room all-inclusive hotel on this building site.  The Company has no financial interest in or affiliation with this proposed hotel project.

Depreciation expense was $-0- and $-0- for the periods ended December 31, 2016 and 2015, respectively.

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

As a result of this action the operations of the Blue Water Bar & Grill, N.V. have been classified as Discontinued Operations on the Statement of Operations.  The components of Discontinued Operations summarized on the Statement of Operations arising from the decision to separate from Blue Water Bar & Grill, N.V. are as follows:

	For the fiscal year ended December 31, 2016	For the fiscal year ended December 31, 2015

Expenses	$-	$-

Loss from operations	-	-

Other income (expense):
Loss on deconsolidation	(74,474)	-
Total other income (expense)	(74,474)

Net loss	$(74,474)	$-

The components of Discontinued Operations summarized on the Balance Sheets arising from the decision to separate from Blue Water Bar & Grill, N.V. are as follows:

	December 31, 2016	December 31, 2015
Current assets:
Assets held for sale	$-	$637,869
Total assets	$-	$637,869

Current liabilities:
Liabilities related to assets held for sale	$-	83,228
Total liabilities related to assets held for sale	$-	$83,228

NOTE 7 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2016 and 2015 was as follows, assuming a 35% effective tax rate:

	For the fiscal year ended December 31,
	2016	2015
Current tax provision:
Federal
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred tax provision:
Federal
Loss carryforwards	$219,845	$99,679
Change in valuation allowance	(219,845)	(99,679)

Total deferred tax provision	$-	$-

As of December 31, 2016, the Company had approximately $628,129 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2036.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from June 27, 2013 (inception) to December 31, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.  Further, the Company is evaluating whether to legally and physically redomicile itself during the fiscal year ending December 31, 2017 to Anguilla, British Virgin Islands where its wholly-owned subsidiary, Tiger Reef Spirits, Ltd., is based.  Should the Company proceed with this corporate redomicile it would no longer be subject to corporate income taxes since as an Anguilla International Business Company (IBC) it would have an effective corporate tax rate of zero.

The Company has no uncertain tax positions.

NOTE 8 – CONTINGENCY/LEGAL

As of December 31, 2016, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the fiscal years ended December 31, 2016 and 2015, Blue Water Global Group, Inc. paid $-0- and $42,371, respectively, in expenses on behalf of the Company.  Since inception on July 27, 2013, Blue Water Global Group paid an aggregate of $621,003 in expenses on behalf of the Company before it went out of business.  These expenses were included in the financial statements under Additional Paid-In Capital.

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

As of December 31, 2016 and December 31, 2015, the Company had outstanding notes payable to Taurus Financial Partners, LLC (“Taurus”) aggregating $50,473 and $102,749, respectively, for expenses paid on behalf of the Company which has been accounted for as a short-term note payable to a related party. During the fiscal year ended December 31, 2016, the Company reduced the aggregate amount owed to Taurus by ($52,276).  Also during the fiscal year ended December 31, 2016 and 2015, the Company imputed $6,754 and $8,694 in interest, respectively, on the Taurus notes.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

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

NOTE 10 – NOTES PAYABLE TO UNRELATED PARTY

On October 18, 2016, the Company issued 596 shares of its Series A Preferred Stock in exchange for the retirement of $44,700 in outstanding debt owed to an unrelated party.  The Company recorded a loss of ($44,998) for converting this debt into shares of Series A Preferred Stock.

As of December 31, 2016, the Company had no outstanding debts to any unrelated parties.  During the fiscal year ended December 31, 2016, the Company imputed $1,810 in interest on this unrelated party note.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

NOTE 11 – SUBSEQUENT EVENTS

Issuance of Convertible Notes

Subsequent to the fiscal year ended December 31, 2016 the Company concluded financing involving two investors that netted the Company $60,000 in bridge financing.  The table below summarizes each investor and the amount of financing received in this round of bridge financing.  A more comprehensive disclosure relating to this round of financing is hereby incorporated by reference to the Form 8-K filed with the SEC on March 3, 2017 and March 28, 2017.

Date Issued	Name of Investor	Face Amount of Note

March 1, 2017	Eagle Equities, LLC	$30,000
March 23, 2017	Adar Bays, LLC	30,000
		$60,000

Common Share Issuances to Consultants

On February 15, 2017, the Company issued an aggregate of 1,000,000 shares of restricted common stock to two consultants.  These shares were valued at an aggregate of $38,850.00, or $0.03885 a share, which was the closing price of the Company’s common stock that day as quoted by the OTCQB.

Series A Preferred Stock Issuance to Consultants

On February 15, 2017, the Company issued an aggregate of 1,200 shares of restricted Series A Preferred Stock to two consultants.  These shares were valued at an aggregate of $233,100.00, or $194.25 a share.

Share Exchange Agreement and Subsequent Common Stock Cancellation

On March 27, 2017, the Company issued 18,050 shares of restricted Series A Preferred Stock in exchange for 90,250,000 shares of outstanding common stock.  The ratio for this share exchange was 1 share of Series A Preferred Stock for every 5,000 shares of common stock offered.  The Company’s Board of Directors subsequently cancelled the shares of common stock received in this transaction.

As of April 5, the Company had 22,794,500 shares of common stock issued and outstanding and 19,846 shares of Series A Preferred Stock issued and outstanding.

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

Based on management’s assessment, we have concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on June 27, 2013 and, as of December 31, 2016, have not been remedied.

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

Management has conducted an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management's assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2016 due to control deficiencies that constituted material weaknesses.

Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of Tiger Reef with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

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

(b) Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Tiger Reef’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Tiger Reef to provide only management's report in this Annual Report. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2015 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position

J. Scott Sitra	44	President, Chief Executive Officer, Treasurer, Secretary, and Sole Director

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

J. Scott Sitra, has served as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and member of our Board of Directors since October 2015.  He has various outside business interests and concurrently serves as the President and Chief Executive Officer of Taurus Financial Partners (“Taurus”) (since 2010), an international management and financial consulting firm specializing in assisting small and promising businesses with obtaining and maintaining a public listing on the OTC Bulletin Board and related markets.  Additionally, Mr. Sitra served as a part-time principal executive officer to Blue Water Global Group, Inc., a Taurus client, from June 2013 through November 2015.

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

In addition to the foregoing, Mr. Sitra serves on the Board of Directors of African Resource Group, Inc.

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

Involvement in Legal Proceedings

None of our officers or directors – past or present – have appeared as a party during the past ten (10) years in any legal proceedings that may bear on their ability or integrity to serve as an officer or director of Tiger Reef.

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

Board of Director’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by Tiger Reef.  These risks include financial, technological, competitive and operational risks.  The Board of Directors dedicates time at each of its meetings to review and consider the relevant risks faced at that time.  In addition, since Tiger Reef does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of Tiger Reef’s financial risk exposures.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, require Tiger Reef’s executive officers, directors and persons who own more than 10% of a registered class of Tiger Reef's equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of common stock and other equity securities of Tiger Reef on Form(s) 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish Tiger Reef with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with and that there were no deficiencies.

Item 11.  Executive Compensation

The following table sets forth information with respect to compensation paid by us to our current officers from inception on June 27, 2013 through December 31, 2016.  Our fiscal year end is December 31.  No cash compensation has been paid to our officers from inception on June 27, 2013 through December 31, 2016.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

J. Scott Sitra, President,CEO, Treasurer, Secretary and Sole Director	2016 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

The following table sets forth information with respect to compensation paid by us to our current directors from inception on
June 27, 2013 through December 31, 2016.  Our fiscal year end is December 31.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

J. Scott Sitra (1)	0	0	0	0	0	0	0

(1) Mr. Sitra joined Tiger Reef’s Board of Directors in October 2015.  As of December 31, 2016 Mr. Sitra has not received any form of compensation for serving on the Board of Directors.

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

Officer Compensation

Our wholly owned subsidiary, Tiger Reef Spirits, Ltd., is planning on paying our President and CEO, J. Scott Sitra, cash compensation of $102,000 for the current fiscal year ending December 31, 2017.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of December 31, 2016 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

As of December 31, 2016, we had 112,044,500 shares of common stock issued and outstanding and 596 shares of Series A Preferred Stock issued and outstanding (no other shares or classes of preferred stock were authorized or outstanding).

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (Common)	Shares of Series A Preferred Stock	Percentage of Class (Series A Pfd.)

Officers and Directors
J. Scott Sitra, President, CEO, Treasurer, Secretary, and Sole Director (1)	90,250,000	80.5%	-0-	0%
All officers and directors as a group (1 person)	90,250,000	80.5%	-0-	0%

Five Percent Stockholders
BWG Investments & Development, Ltd. (1)	90,250,000	80.5%	-0-	0%

(1) Mr. Sitra does not directly own any Tiger Reef securities.  As of December 31, 2016, Mr. Sitra had sole voting and dispositive power over 90,250,000 shares of our common stock through BWG Investments & Development, Ltd.  On March 27, 2017 these shares were exchanged for 18,500 shares of Series A Preferred Stock and subsequently cancelled by Tiger Reef.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2016 we did not have any authorized Equity Compensation Plans.  Further, we have no plans to create any such plan or plans during the fiscal year ending December 31, 2017.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of Tiger Reef.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Tiger Reef accounted for this transaction as a common controlled acquisition.

J. Scott Sitra, our sole officer and director, was the control person of all entities prior to and subsequent to this acquisition.  Hence, this acquisition did not result in a change of control with any of the parties involved.

This acquisition was completed in accordance to ASC 805-50-50-3 through 4 and ASC 805-10-5.

Tiger Reef sold and transferred its 30 shares of Blue Water Bar & Grill, N.V., including its business and director licenses, to an unrelated third party on July 1, 2016 in exchange for the assumption of $15,000 in outstanding accounts payable.  Tiger Reef no longer has a vested interest or any affiliation with Blue Water Bar & Grill, N.V.

On June 30, 2016 we incurred a one-time write-off of $644,115 to reflect the full impairment of the unfinished St. Maarten Blue Water Bar & Grill™ in Indigo Bay.  Tiger Reef no longer has a vested interest or affiliation with this project.  Further, Indigo Bay intends to demolish the unfinished building and erect a 450-room all-inclusive hotel on this building site.  Tiger Reef has no financial interest in or affiliation with this proposed hotel project.

During the fiscal year ended December 31, 2016 we recorded a loss of ($74,474) for the deconsolidation of Blue Water Bar & Grill, N.V.

Notes Payable and Accounts Payable

During the fiscal years ended December 31, 2016 and 2015, Blue Water Global Group, Inc. paid $-0- and $42,371, respectively, in expenses on behalf of the Company.  Since inception on July 27, 2013, Blue Water Global Group paid an aggregate of $621,003 in expenses on behalf of the Company before it went out of business.  These expenses were included in the financial statements under Additional Paid-In Capital.

As of December 31, 2016 and December 31, 2015, the Company had outstanding notes payable to Taurus aggregating $50,473 and $102,749, respectively, for expenses paid on behalf of the Company which has been accounted for as a short-term note payable to a related party. During the fiscal year ended December 31, 2016, the Company reduced the aggregate amount owed to Taurus by ($52,276).  Also during the fiscal year ended December 31, 2016 and 2015, the Company imputed $6,754 and $8,694 in interest, respectively, on the Taurus notes.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

During the fiscal year ended December 31, 2015, Tiger Reef had a note payable to a related party stockholder in the amount of $100.  This note was paid in full on December 4, 2015.  During the fiscal year ended December 31, 2015 this note accrued $11 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

Indemnification

Our Articles of Incorporation and Bylaws (Article VIII) allow us to indemnify our officers, directors, employees and agents against reasonably incurred expenses (including legal fees), judgments, penalties, fines and amounts incurred in the settlement of any action, suit or proceeding if it is determined that such person conducted himself in good faith and that he reasonably believed (i) in the case of conduct in his official capacity, that his conduct was in Tiger Reef’s best interest, (ii) in all other cases (except criminal proceedings) that his conduct was at least not opposed to Tiger Reef’s best interests, or (iii) in the case of any criminal proceeding, that he has not reasonable cause to believe that his conduct was unlawful.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of Tiger Reef in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by Tiger Reef is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Section 7-108-402 of the Colorado Business Corporation Act (“Act”) provides, generally, that the articles of incorporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision shall not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or its shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 7-108-403 of the Act (unlawful distributions), or (iv) any transaction from which the director directly or indirectly derived an improper personal benefit. Such provision may not eliminate or limit the liability of a director for any act or omission occurring prior to the date on which such provision becomes effective. Tiger Reef’s articles of incorporation contain such a provision.

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

Director Independence

The OTCQB, which is the exchange where our common stock trades, does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15). Based on these widely-accepted criteria, we have determined that none of our directors are independent at this time.

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

For the Fiscal Year Ended
	December 31, 2016	December 31, 2015

Audit Fees	$13,450	$6,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors, as well as the limited financial resources and minimal operations of Tiger Reef, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services and other services.  Our Board approves these services on a case-by-case basis.

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

(3) Exhibits

Exhibit Number	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) file on April 22, 2014
3.2	Bylaws	Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) file on April 22, 2014
3.3	Amendment to Articles of Incorporation dated June 13, 2013	Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) file on April 22, 2014
3.4	Amended Articles of Incorporation Effected October 14, 2015	Incorporated by reference to current report on Form 8-K filed on October 15, 2015
3.5	Certificate of Designation for Series A Preferred Stock dated November 2, 2015	Incorporated by reference to current report on Form 8-K filed on November 2, 2015
3.6	Amended Certificate of Designation for Series A Preferred Stock dated June 14, 2016	Incorporated by reference to current report on Form 8-K filed on June 15, 2016
3.7	Amended Articles of Incorporation Effected October 24, 2016	Incorporated by reference to current report on Form 8-K filed on October 25, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 5th day of April, 2017.

 TIGER REEF, INC.

By:  /s/ J. Scott Sitra

 J. Scott Sitra

President, Chief Executive Officer,

Secretary, Treasurer, Chief Financial Officer,

Principal Executive Officer,

Principal Financial Officer,

Principal Accounting Officer, and Sole Director