Form 10-Q
period 2017-03-31
Tiger Reef, Inc.
filed 2017-05-22
CIK 1593470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of May 22, 2017, was 22,794,500.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

TIGER REEF, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2017 (unaudited)	December 31, 2016 (audited)
Current assets:
Cash and equivalents	$3,614	$-
	3,614	-

Total assets:	$3,614	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$224,272	$190,976
Short-term notes payable, related party	9,003	50,473
Convertible debt, net	65,000	-
Put premium	52,908	-
Accrued payroll	25,500	-
Accrued interest	427	-
Bank overdraft	-	203
Total current liabilities	377,110	241,652

Total liabilities	$377,110	$241,652

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 1,000,000 shares authorized
Series A Preferred stock, $0.001 par value, 250,000 shares authorized; 19,846 and -596- shares issued and outstanding, respectively	20	1
Common stock, $0.001 par value, 500,000,000 shares authorized; 22,794,500 and 112,044,500 shares issued and outstanding, respectively	22,795	112,045
Additional paid-in capital	1,183,147	873,410
Accumulated deficit	(1,579,458)	(1,227,108)

Total stockholders’ equity (deficit)	$(373,496)	$(241,652)

Total liabilities and stockholders’ equity	$3,614	$-

The accompanying notes to the financial statements are an integral part of these statements.

TIGER REEF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the 3-months ended March 31,
	2017	2016

Revenues, net	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses:
General and administrative	6,028	3,598
Accounting fees	3,250	9,500
Consulting fees	222,081	3,375
Legal fees	39,790	52,560
Stock transfer fees	1,359	714
Salaries	25,500
Total operating expenses	298,008	69,747

(Loss) from operations	(298,008)	(69,747)

Other income (expense):
Interest expense	(54,342)	(2,585)
Total other income (expense)	(54,342)	(2,585)

Provision for income taxes	-	-

Net (loss)	$(352,350)	$(72,332)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	108,522,278	107,797,992

The accompanying notes to the financial statements are an integral part of these statements.

TIGER REEF, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2016 to March 31, 2017

(unaudited)

					Additional
	Series A Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	596	$ 1	112,044,500	$ 112,045	$ 873,410	$ (1,227,108)	$ (241,652)

Issuance of common shares for services	-	-	1,000,000	1,000	37,900	-	38,900
Issuance of preferred shares for services	1,200	1	-	-	180,599	-	180,600
Share exchange	18,050	18	(90,250,000)	(90,250)	90,232	-	-
Imputed interest	-	-	-	-	1,006	-	1,006
Net loss	-	-	-	-	-	(352,350)	(352,350)
Balance, March 31, 2017	19,846	$ 20	22,794,500	$ 22,795	$ 1,183,147	$ (1,579,458)	$ (373,496)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TIGER REEF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the 3-months ended March 31,
	2017	2016
Cash flows from operating activities:
Net (loss)	$(352,350)	$(72,332)
Adjustments to reconcile net (loss) to net cash used in operating activities
Issuance of common shares for services	38,900	-
Issuance of preferred shares for services	180,600	-
Interest from conversion feature	52,908
Imputed interest on related party loan	1,006	2,585
Changes in operating assets and liabilities:
Increase in accrued payroll	25,500	-
Increase in accounts payable	33,520	45,962

Net cash used in operating activities	(19,916)	(23,785)

Cash flows from investing activities:
Purchase of property and equipment	$-	$(3,662)

Net cash used by investing activities	-	(3,662)

Cash flows from financing activities:
Increase in notes payable, related party	8,530	3,438
Payments to notes payable, related party	(50,000)	-
Issuance of convertible debt, net	65,000	-
Issuance of common stock for cash	-	25,000

Net cash provided by financing activities	23,530	28,438

Net increase (decrease) in cash	3,614	991

Cash – beginning of period	-	-

Cash – end of period	$3,614	$991

Supplemental disclosure of cash flow information:
Issuance of preferred stock in share exchange	$90,232	$-

The accompanying notes to the financial statements are an integral part of these statements.

TIGER REEF, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

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

The condensed balance sheet as of December 31, 2016 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the Company’s Form 10-K with the Securities and Exchange Commission on April 6, 2016.

Basis of Presentation

The Company is a diversified producer of ultra premium rums under the Tiger Reef® brand and a developer of Caribbean casual dining restaurant properties under the Mermaid Reef Ocean Grill & Lounge™ brand.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, there is no assurance that once open the Company’s distilled spirits and future restaurants will be well received or that the Company will be able to generate sufficient cash flow to fund continued operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2017 and December 31, 2016, the Company had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of March 31, 2017 are as follows:

	Fair Value Measurement at March 31, 2017 Using:

Description	3/31/17	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$3,614	$3,614	$-	$-
Total assets	$3,614	$3,614	$-	$-

Liabilities
Accounts payable	$224,272	$224,272	$-	$-
Accrued payroll	25,500	25,500	-	-
Convertible debt, net	65,000	65,000	-	-
Put premium	52,908	52,908
Accrued interest	427	427	-	-
Notes payable, related party	9,003	9,003	-	-
Total liabilities	$377,110	$377,110	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2016 are as follows:

	Fair Value Measurement at December 31, 2016 Using:

Description	12/31/16	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Accounts payable	$190,976	$190,976	$-	$-
Notes payable, related party	50,473	50,473	-	-
Bank overdraft facility	203	203	-	-
Total liabilities	$241,652	$241,652	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2017 and 2016, the Company had no dilutive financial instruments issued or outstanding.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during fiscal period ended March 31, 2017, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of March 31, 2017, the Company had an accumulated deficit of ($1,579,458).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On November 2, 2015, the Company issued 97,625 shares of Series A Preferred Stock to Taurus Financial Partners, LLC (“Taurus”) as payment towards outstanding accounts payable to Taurus amounting to $97,625.  This transaction was mutually rescinded retroactively by both parties on February 25, 2016 resulting in the reinstatement of $97,625 in accounts payable to Taurus.  The accounts payable balance owed to Taurus was converted into and has been accounted for as a short-term note payable to a related party.  As of March 31, 2017 and December 31, 2016, this short-term note payable had accrued $1,006 and $6,754, respectively, in imputed interest.  This imputed interest has been recorded in the financial statements as additional paid-in capital.  No shares of Series A Preferred Stock were issued hereunder.

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

On February 15, 2017, the Company issued an aggregate of 1,200 shares of restricted Series A Preferred Stock to two consultants, Cornucopia Financial Group, Inc. (720 shares) and FNX Consulting, Inc. (480 shares).  Tiger Reef valued these shares at an aggregate of $180,600, or $150.50 a share.

On March 27, 2017, the Company issued 18,050 shares of restricted Series A Preferred Stock in exchange for 90,250,000 shares of outstanding common stock.  The ratio for this share exchange was 1 share of Series A Preferred Stock for every 5,000 shares of common stock offered.  The Company’s Board of Directors subsequently cancelled the shares of common stock received in this transaction.

As of March 31, 2017, the Company had 19,846 shares of Series A Preferred Stock issued and outstanding; there were no other shares or classes of preferred stock authorized or outstanding.

Common stock (Tiger Reef, Inc.)

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

During the fiscal year ended December 31, 2016, the Company issued an aggregate of 3,585,000 shares of its common stock for services.  These shares had an aggregate value of $115,109, or an average price of $0.032 per share.

During the fiscal year ended December 31, 2016, the Company issued an aggregate of 850,000 shares of its common stock for an aggregate value of $152,500 in cash, or an average price of $0.179 per share.

During the three months ended March, 31, 2017, the Company issued an aggregate of 1,000,000 shares of its common stock for services.  These shares had an aggregate value of $38,900, or an average price of $0.03885 per share.

During the three months ended March, 31, 2017, the Company cancelled an aggregate of 90,250,000 shares of its common stock.

As of March 31, 2017, the Company had 22,794,500 shares of its common stock issued and outstanding.

Imputed Interest and Expenses Paid by Related Party

As of March 31, 2017 and December 31, 2016, the Company had outstanding notes payable to Taurus Financial Partners, LLC (“Taurus”) aggregating $9,003 and $50,473, respectively, for expenses paid on behalf of the Company which has been accounted for as a short-term note payable to a related party. During the three months ended March 31, 2017, the Company reduced the aggregate amount owed to Taurus by ($41,470), net.  Also during the three months ended March 31, 2017 and 2016 the Company imputed $1,006 and $2,585, respectively, in interest on the Taurus notes.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

NOTE 4 – CONVERTIBLE DEBT

As of March 31, 2017 and December 31, 2016, the Company had the following convertible debt:

	March 31, 2017	December 31, 2016
Convertible debt	$65,000	$-
Convertible debt, net	65,000	-

On March 1, 2017, the Company issued a convertible note payable for $35,000 to Eagle Equities, LLC (“Eagle Equities”). The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is March 1, 2018. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest closing bid price of the Company’s common stock for the 15 prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $28,363 put premium over 180 days from the execution of the convertible note. The put premium was expensed as an interest expense and as of March 31, 2017 the note had accrued $230 in interest.

On March 23, 2017, the Company issued a convertible note payable for $30,000 to Adar Bays, LLC (“Adar Bays”). The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is March 23, 2018. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest closing bid price of the Company’s common stock for the 15 prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $24,545 put premium over 180 days from the execution of the convertible note. The put premium was expensed as an interest expense and as of March 31, 2017 the note had accrued $197 in interest.

In addition to each of the above initial convertible promissory notes (“Initial Convertible Notes”), the Company issued to Eagle Equities another convertible promissory note for $35,000 and issued Adar Bays two additional convertible notes each in the amount of $30,000.  These additional convertible notes are termed "Back-End Notes". Each of these notes have the same terms as the Initial Convertible Notes. Each Back-End Note shall initially be paid for by an offsetting promissory note issued to the Company by the lender ("Note Receivable") provided that prior to the conversion of the Back-End Notes, the holders must have paid off the Notes Receivable in cash. The Notes Receivable to Eagle Equities is due on November 1, 2017 and the Notes Receivable to Adar Bays are due on November 27, 2017, unless the Company did not meet the “current public information” requirement pursuant to Rule 144, in which case both the Back-End Notes and the Notes Receivable could both be cancelled. The Notes Receivable are initially secured by the pledge of the Back-End Notes, but may be exchanged for other collateral upon Company’s approval following a three (3) day written notice to the Company. The term of the Notes Receivable and the Back-End Notes are one year, upon which the outstanding principal and interest is payable. The amounts funded plus accrued interest under Back-End Notes are convertible into common stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Notes), at a conversion price equal to 55% of the lowest closing bid price in the 15 trading days prior to the conversion.

In the event the Company redeems the Initial Convertible Notes in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% of the unpaid principal amount during the first 30 days; (ii) 126% of the unpaid principal amount between days 31 and 60; (iii) 132% of the unpaid principal amount between days 61 and 90; (iv) 138% of the unpaid principal amount between days 91 and 120; (v) 144% of the unpaid principal amount between days 121 and 150; and (vi) 150% of the unpaid principal amount between days 151 and 180.   There shall be no redemption after the 180th day. The Back-End Notes may not be prepaid, except that if the initial convertible notes are redeemed by the Company within six months of their issuance, all obligations of the Company and holders under the Back-End Notes and the Notes Receivable will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect.

In the event of two specific defaults, which include the maintenance of a minimum trading price and an aggregate dollar trading volume of the Company's common shares, the holders may cancel the Back-End Notes and the related Notes Receivable and otherwise in the event of other defaults as defined in the securities purchase agreement, the amount of principal and accrued interest will become immediately due and payable and may be offset by amounts due to the Company by the holders. Additionally, the Back-End Notes will bear default interest at a rate of 16% per annum, or the highest rate of interest permitted by law.

Since the Back-End Notes are not convertible until the Notes Receivable are paid and also not for 180 days from the note dates, and the Notes Receivable and Back-End Notes have a right of setoff, the Notes Receivable and Back-End Notes and related accrued interest receivable and payable have been netted for presentation purposes on the accompanying consolidated balance sheet.

NOTE 5 – CONTINGENCY/LEGAL

As of March 31, 2017, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

As of March 31, 2017 and December 31, 2016, the Company had outstanding notes payable to Taurus Financial Partners, LLC (“Taurus”) aggregating $9,003 and $50,473, respectively, for expenses paid on behalf of the Company which has been accounted for as a short-term note payable to a related party. During the three months ended March 31, 2017, the Company reduced the aggregate amount owed to Taurus by ($41,470).  Also during the three months ended March 31, 2017 the Company imputed $1,006 in interest on the Taurus notes.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

NOTE 7 – SUBSEQUENT EVENTS

Issuance of Convertible Notes

Subsequent to the fiscal period ended March 31, 2017 the Company concluded financing involving three investors.  The table below summarizes each investor and the amount of financing received in this financing.  A more comprehensive disclosure relating to this financing is hereby incorporated by reference to the Form 8-Ks filed with the SEC on April 7, 2017 and April 21, 2017.

Date Issued	Name of Investor	Face Amount of Note

April 3, 2017	Crown Bridge Partners, LLC	$37,000
April 3, 2017	EMA Financial, LLC	42,500
April 17, 2017	Blackbridge Capital Growth Fund, LLC	75,000
		$154,500

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

[This space intentionally left blank]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated April 5, 2017, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 6, 2017.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate generating significant revenues until we are able to open our first restaurant.  Accordingly, we must raise additional cash from sources other than operations.

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

Mermaid Reef Ocean Grill & Lounge™

The Mermaid Reef Ocean Grill & Lounge (“Mermaid Reef”) concept is an intimate restaurant of between 80 to 100 seats, with both indoor and outdoor seating, featuring a variety of proteins, both from the ocean and the land, seasonal crispy vegetables, and an array of rich, delectable sauces to please even the most discriminating palette.  Each restaurant will be built on-site at an existing major Caribbean resort chain and, even though it will be operated as a resort amenity, each restaurant will also be actively marketed to non-resort guests and local residents.

Tiger Reef is currently in advanced negotiations for a leased restaurant space on the island of St. Maarten, Dutch West Indies to open the first Mermaid Reef.  Tiger Reef anticipates these discussions will result in an executed lease agreement sometime in Q2 2017.  Updates on these material discussions and the Caribbean restaurant concept will be provided to shareholders once finalized.

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

Results of Operations

Three Months Ended March 31, 2017 and 2016

Revenues. We did not generate any revenue during the three months ended March 31, 2017 and 2016.

Operating Expenses. Our total operating expenses for three months ended March 31, 2017 were $298,008 compared to $69,747 for the three months ended March 31, 2016, which represents an increase of $228,261, or 327.3%. The increase in operating expenses is the result of continued cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations. We generated an operating loss of ($298,008) from operations during the three months ended March 31, 2017 compared to an operating loss of ($69,747) during the three months ended March 31, 2016, which represents an increase of $228,261, or 327.3%.  The increase in operating loss from operations is the result of continued cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses). During the three months ended March 31, 2017 and 2016 we recorded ($54,342) and ($2,585), respectively, in other expenses.  These other expenses were comprised of ($52,908) in put premiums related to newly issued convertible debt, ($427) in accrued interest, and ($1,006) in imputed interest during the three months ended March 31, 2017 and ($2,585) in imputed interest during the three months ended March 31, 2016. The imputed interest was recorded in our financial statements under additional paid-in capital.

Net Loss. We realized a net loss of ($352,350) during the three months ended March 31, 2017 compared to a net loss of ($72,332) during the three months ended March 31, 2016, which represents an increase of $280,018, or 387.1%. The increase in the net loss is the result of (i) put premium interest expenses related to convertible debt financing and (ii) continued cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Total Stockholders’ Deficit. Our stockholders’ deficit was ($373,496) as of March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2017, we had assets valued at $3,614, which was comprised solely of cash.

As of March 31, 2017, we had total liabilities of ($377,112), which consisted of accounts payable of ($224,272), notes payable to a related party of ($9,003), net convertible debt of ($65,000), put premium of ($52,908), accrued payroll of ($25,500), and accrued interest of ($427).

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

Convertible Debt

As of March 31, 2017 and December 31, 2016, Tiger Reef had the following convertible debt:

	March 31, 2017	December 31, 2016
Convertible debt	$65,000	$-
Convertible debt, net	65,000	-

On March 1, 2017, Tiger Reef issued a convertible note payable for $35,000 to Eagle Equities, LLC (“Eagle Equities”). Tiger Reef agreed to pay 8% interest per annum on the principal amount and the maturity date is March 1, 2018. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest closing bid price of Tiger Reef’s common stock for the 15 prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly Tiger Reef is accreting a $28,363 put premium over 180 days from the execution of the convertible note. The put premium was expensed as an interest expense and as of March 31, 2017 the note had accrued $230 in interest.

On March 23, 2017, Tiger Reef issued a convertible note payable for $30,000 to Adar Bays, LLC (“Adar Bays”). Tiger Reef agreed to pay 8% interest per annum on the principal amount and the maturity date is March 23, 2018. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest closing bid price of Tiger Reef’s common stock for the 15 prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly Tiger Reef is accreting a $24,545 put premium over 180 days from the execution of the convertible note. The put premium was expensed as an interest expense and as of March 31, 2017 the note had accrued $197 in interest.

In addition to each of the above initial convertible promissory notes (“Initial Convertible Notes”), Tiger Reef issued to Eagle Equities another convertible promissory note for $35,000 and issued Adar Bays two additional convertible notes each in the amount of $30,000.  These additional convertible notes are termed "Back-End Notes". Each of these notes have the same terms as the Initial Convertible Notes. Each Back-End Note shall initially be paid for by an offsetting promissory note issued to Tiger Reef by the lender ("Note Receivable") provided that prior to the conversion of the Back-End Notes, the holders must have paid off the Notes Receivable in cash. The Notes Receivable to Eagle Equities is due on November 1, 2017 and the Notes Receivable to Adar Bays are due on November 27, 2017, unless Tiger Reef did not meet the “current public information” requirement pursuant to Rule 144, in which case both the Back-End Notes and the Notes Receivable could both be cancelled. The Notes Receivable are initially secured by the pledge of the Back-End Notes, but may be exchanged for other collateral upon Company’s approval following a three (3) day written notice to Tiger Reef. The term of the Notes Receivable and the Back-End Notes are one year, upon which the outstanding principal and interest is payable. The amounts funded plus accrued interest under Back-End Notes are convertible into common stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Notes), at a conversion price equal to 55% of the lowest closing bid price in the 15 trading days prior to the conversion.

In the event Tiger Reef redeems the Initial Convertible Notes in full, Tiger Reef is required to pay off all principal, interest and any other amounts owing multiplied by (i) 120% of the unpaid principal amount during the first 30 days; (ii) 126% of the unpaid principal amount between days 31 and 60; (iii) 132% of the unpaid principal amount between days 61 and 90; (iv) 138% of the unpaid principal amount between days 91 and 120; (v) 144% of the unpaid principal amount between days 121 and 150; and (vi) 150% of the unpaid principal amount between days 151 and 180.   There shall be no redemption after the 180th day. The Back-End Notes may not be prepaid, except that if the initial convertible notes are redeemed by Tiger Reef within six months of their issuance, all obligations of Tiger Reef and holders under the Back-End Notes and the Notes Receivable will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect.

In the event of two specific defaults, which include the maintenance of a minimum trading price and an aggregate dollar trading volume of Tiger Reef's common shares, the holders may cancel the Back-End Notes and the related Notes Receivable and otherwise in the event of other defaults as defined in the securities purchase agreement, the amount of principal and accrued interest will become immediately due and payable and may be offset by amounts due to Tiger Reef by the holders. Additionally, the Back-End Notes will bear default interest at a rate of 16% per annum, or the highest rate of interest permitted by law.

Since the Back-End Notes are not convertible until the Notes Receivable are paid and also not for 180 days from the note dates, and the Notes Receivable and Back-End Notes have a right of setoff, the Notes Receivable and Back-End Notes and related accrued interest receivable and payable have been netted for presentation purposes on the accompanying consolidated balance sheet.

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated April 5, 2017, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 6, 2017.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

Off –Balance Sheet Operations

As of March 31, 2017, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Tiger Reef considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2017 and December 31, 2016, Tiger Reef had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of Tiger Reef’s financial instruments as of March 31, 2017 are as follows:

	Fair Value Measurement at March 31, 2017 Using:

Description	3/31/17	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$3,614	$3,614	$-	$-
Total assets	$3,614	$3,614	$-	$-

Liabilities
Accounts payable	$224,272	$224,272	$-	$-
Accrued payroll	25,500	25,500	-	-
Convertible debt, net	65,000	65,000	-	-
Put premium	52,908	52,908
Accrued interest	427	427	-	-
Notes payable, related party	9,003	9,003	-	-
Total liabilities	$377,110	$377,110	$-	$-

The estimated fair values of Tiger Reef’s financial instruments as of December 31, 2016 are as follows:

	Fair Value Measurement at December 31, 2016 Using:

Description	12/31/16	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Accounts payable	$190,976	$190,976	$-	$-
Notes payable, related party	50,473	50,473	-	-
Bank overdraft facility	203	203	-	-
Total liabilities	$241,652	$241,652	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the periods ended March 31, 2017 and 2016 Tiger Reef had no dilutive financial instruments issued or outstanding.

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

Based on management’s assessment, we have concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on June 27, 2013 and, as of March 31, 2017, have not been remedied.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) filed on April 22, 2014
3.2	Bylaws	Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) filed on April 22, 2014
3.3	Amendment to Articles of Incorporation dated June 13, 2013	Incorporated by reference to registration statement on Amendment No. 1 to Form S-1 (File No. 333-194482) filed on April 22, 2014
3.4	Amended Articles of Incorporation Effected October 14, 2015	Incorporated by reference to current report on Form 8-K filed on October 15, 2015
3.5	Certificate of Designation for Series A Preferred Stock dated November 2, 2015	Incorporated by reference to current report on Form 8-K filed on November 2, 2015
3.6	Amended Certificate of Designation for Series A Preferred Stock dated June 14, 2016	Incorporated by reference to current report on Form 8-K filed on June 15, 2016
3.7	Amended Articles of Incorporation Effected October 24, 2016	Incorporated by reference to current report on Form 8-K filed on October 25, 2016
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 22nd day of May, 2017.

 TIGER REEF, INC.

By:	/s/ J. Scott Sitra
President, Chief Executive Officer Secretary, Treasurer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Sole Director