Form 10-Q
period 2017-06-30
Tiger Reef, Inc.
filed 2017-08-23
CIK 1593470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of August 23, 2017, was 22,794,500.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

TIGER REEF, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2017 (unaudited)	December 31, 2016 (audited)
Current assets:
Cash and equivalents	$275	$-
	275	-
Long-term assets:
Security deposits	24,660	-
	24,660	-

Total assets:	$24,935	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$193,548	$190,976
Short-term notes payable, related party	60,879	50,473
Convertible debt, net	60,700	-
Derivative liability	433,317	-
Accrued payroll	50,500	-
Accrued interest	5,423	-
Bank overdraft	-	203
Total current liabilities	804,367	241,652

Total liabilities	$804,367	$241,652

Stockholders’ equity (deficit):
Series A Preferred stock, $0.001 par value, 250,000 shares authorized; 19,846 and -596- shares issued and outstanding, respectively	20	1
Common stock, $0.001 par value, 500,000,000 shares authorized; 22,794,500 and 112,044,500 shares issued and outstanding, respectively	22,795	112,045
Additional paid-in capital	1,183,698	873,410
Accumulated deficit	(1,985,945)	(1,227,108)

Total stockholders’ equity (deficit)	$(779,432)	$(241,652)

Total liabilities and stockholders’ equity	$24,935	$-

The accompanying notes to the financial statements are an integral part of these statements.

TIGER REEF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Expenses:
General and administrative	$5,850	$3,730	$11,878	$7,238
Accounting fees	5,150	2,550	8,400	12,050
Consulting fees	80,740	11,900	302,821	15,275
Legal fees	56,256	35,144	96,046	87,704
Stock transfer agent	839	1,865	2,198	2,579
Salaries	25,500	-	51,000	-
Total expenses	174,335	55,189	472,343	124,936

(Loss) from operations	(174,335)	(55,189)	(472,343)	(124,936)

Other income (expense)
Impairment expense	-	(644,115)	-	(644,115)
Gain (loss) on derivative securities	(213,817)	-	(213,817)	-
Interest expense	(18,336)	(2,834)	(72,678)	(5,419)
Total other income (expense)	(232,153)	(646,949)	(286,495)	(649,534)

Provision for income taxes	-	-	-	-

Net (loss)	$(406,488)	$(702,138)	$(758,838)	$(774,470)

(Loss) per common share, basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	22,794,500	108,033,156	65,421,572	107,927,387

The accompanying notes to the financial statements are an integral part of these statements.

TIGER REEF, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2016 to June 30, 2017

(unaudited)

					Additional
	Series A Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	596	$ 1	112,044,500	$ 112,045	$ 873,410	$ (1,227,108)	$ (241,652)

Issuance of common shares for services	-	-	1,000,000	1,000	37,900	-	38,900
Issuance of preferred shares for services	1,200	1	-	-	180,599	-	180,600
Share exchange	18,050	18	(90,250,000)	(90,250)	90,232	-	-
Imputed interest	-	-	-	-	1,556	-	1,556
Net loss	-	-	-	-	-	(758,838)	(758,838)
Balance, June 30, 2017	19,846	$ 20	22,794,500	$ 22,795	$ 1,183,698	$ (1,985,945)	$ (779,432)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TIGER REEF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the 6-months ended June 30,
	2017	2016
Cash flows from operating activities:
Net (loss)	$(758,838)	$(774,470)
Adjustments to reconcile net (loss) to net cash used in operating activities
Issuance of common shares for services	38,900	-
Issuance of preferred shares for services	180,600	-
Amortization of debt discount on convertible debt	65,700	-
Change in fair value of derivative liability	213,817	-
Imputed interest on related party loan	1,556	5,419
Changes in operating assets and liabilities:
Asset impairment	-	644,115
Other assets	(24,660)	-
Increase in accrued payroll	50,000	-
Increase in accrued interest	5,423	-
Increase in accounts payable	(2,629)	74,024

Net cash used in operating activities	(229,631)	(50,912)

Cash flows from investing activities:
Purchase of property and equipment	$-	(6,245)

Net cash used by investing activities	-	(6,245)

Cash flows from financing activities:
Increase in notes payable, related party	60,406	-
Payments to notes payable, related party	(50,000)	(37,500)
Issuance of convertible debt, net	219,500	-
Expenses paid by related party	-	11,200
Issuance of common stock for cash	-	102,500

Net cash provided by financing activities	229,906	76,200

Net increase (decrease) in cash	275	19,043

Cash – beginning of period	-	-

Cash – end of period	$275	$19,043

Supplemental disclosure of cash flow information:
Issuance of preferred stock in share exchange	$$90,250	$-
Discount issuances on convertible debt	$219,500	$-

The accompanying notes to the financial statements are an integral part of these statements.

TIGER REEF, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2017

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

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the Company’s Form 10-K with the Securities and Exchange Commission on April 6, 2016.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2017 and December 31, 2016, the Company had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of June 30, 2017 are as follows:

	Fair Value Measurement at June 30, 2017 Using:

Description	6/30/17	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$275	$275	$-	$-
Security deposits	24,660	24,660
Total assets	$24,935	$24,935	$-	$-

Liabilities
Accounts payable	$193,548	$193,548	$-	$-
Accrued payroll	50,500	50,550	-	-
Convertible debt, net	60,700	60,700	-	-
Derivative liability	433,317	433,317	-	-
Accrued interest	5,423	5,423	-	-
Notes payable, related party	60,879	60,879	-	-
Total liabilities	$804,367	$804,367	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2016 are as follows:

	Fair Value Measurement at December 31, 2016 Using:

Description	12/31/16	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Accounts payable	$190,976	$190,976	$-	$-
Notes payable, related party	50,473	50,473	-	-
Bank overdraft facility	203	203	-	-
Total liabilities	$241,652	$241,652	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because the Company recorded a loss for the three and six months ended June 30, 2017 and 2016.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during fiscal period ended June 30, 2017, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of June 30, 2017, the Company had an accumulated deficit of ($1,985,945).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On November 2, 2015, the Company issued 97,625 shares of Series A Preferred Stock to Taurus Financial Partners, LLC (“Taurus”) as payment towards outstanding accounts payable to Taurus amounting to $97,625.  This transaction was mutually rescinded retroactively by both parties on February 25, 2016 resulting in the reinstatement of $97,625 in accounts payable to Taurus.  The accounts payable balance owed to Taurus was converted into and has been accounted for as a short-term note payable to a related party.  As of June 30, 2017 and December 31, 2016, this short-term note payable had accrued $1,556 and $6,754, respectively, in imputed interest.  This imputed interest has been recorded in the financial statements as additional paid-in capital.  No shares of Series A Preferred Stock were issued hereunder.

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

As of June 30, 2017, the Company had 19,846 shares of Series A Preferred Stock issued and outstanding; there were no other shares or classes of preferred stock authorized or outstanding.

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

During the six months ended June 30, 2017, the Company issued an aggregate of 1,000,000 shares of its common stock for services.  These shares had an aggregate value of $38,900, or an average price of $0.03885 per share.

During the six months ended June 30, 2017, the Company cancelled an aggregate of 90,250,000 shares of its common stock.

As of June 30, 2017, the Company had 22,794,500 shares of its common stock issued and outstanding.

Imputed Interest and Expenses Paid by Related Party

As of June 30, 2017 and December 31, 2016, the Company had outstanding notes payable to Taurus Financial Partners, LLC (“Taurus”) aggregating $60,879 and $50,473, respectively, for expenses paid on behalf of the Company which has been accounted for as a short-term note payable to a related party. During the six months ended June 30, 2017, the Company reduced with cash payments the aggregate amount owed to Taurus by ($50,000).  Also during the six months ended June 30, 2017 and 2016, the Company imputed $1,556 and $5 in interest, respectively.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

NOTE 4 – CONVERTIBLE DEBT

As of June 30, 2017 and December 31, 2016, the Company had the following convertible debt:

	June 30, 2017	December 31, 2016
Convertible debt	$219,500	$-
Debt discount	(158,800)
Convertible debt, net	60,700	-

Eagle Equities and Adar Bays Notes

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

The determined fair value of the embedded derivative of $68,374 was charged as a debt discount up to the net proceeds of the note ($35,000) with the remainder ($33,374) charged to current period operations as non-cash loss on change in derivative liability.

The Company recorded a loss on change in derivative liability for this note of ($33,374) for the six months ended June 30, 2017.

As of June 30, 2017, the outstanding balance due on the Eagle Equities Note was $35,000.  During the three and six months ended June 30, 2017, this note incurred $8,726 and $8,726 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2017, the remaining unamortized debt discount was $26,274.  As of June 30, 2017 the Eagle Equities Note had accrued $925 in interest.

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

The determined fair value of the embedded derivative of $58,607 was charged as a debt discount up to the net proceeds of the note ($35,000) with the remainder ($28,607) charged to current period operations as non-cash loss on change in derivative liability.

The Company recorded a loss on change in derivative liability for this note of ($28,607) for the six months ended June 30, 2017.

As of June 30, 2017, the outstanding balance due on the Adar Bays Note was $30,000.  During the three and six months ended June 30, 2017, this note incurred $7,479 and $7,479 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2017, the remaining unamortized debt discount was $22,521.  As of June 30, 2017 the Adar Bays Note had accrued $793 in interest.

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

Crown Bridge Note

On April 3, 2017, the Company issued a convertible note in the original principal amount of $111,000 to Crown Bridge Partners, LLC (“Crown Bridge Note”) bearing 12% interest per annum on the outstanding principal amount.  On April 6, 2017 Crown Bridge funded the Company $37,000 in the first tranche pursuant to the Crown Bridge Note, less a $2,500 Original Issue

Discount (OID) and $1,500 in legal fees associated with this tranche.  Each tranche pursuant to the Crown Bridge Note matures 365 days after each tranche financing.

Upon receipt of the initial funding tranche of the Crown Bridge Note, the Company determined the aggregate fair value of $59,611 of embedded derivatives for this tranche. The fair value of the embedded derivatives was determined using the Bionomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 283.8%, (3) weighted average risk-free interest rate of 1.02%, (4) expected life of 1.0 years, and (5) estimated fair value of the Company’s common stock of $0.04 per share.

The determined fair value of the embedded derivative of $59,611 was charged as a debt discount up to the net proceeds of the note ($34,500) with the remainder ($22,611) charged to current period operations as non-cash loss on change in derivative liability.

The Company recorded a loss on change in derivative liability for this note of ($22,611) for the six months ended June 30, 2017.

As of June 30, 2017, the outstanding balance due on the Crown Bridge Note was $37,000.  During the three and six months ended June 30, 2017, this note incurred $8,921 and $8,921 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2017, the remaining unamortized debt discount was $28,079.  As of June 30, 2017 the Crown Bridge Note had accrued $964 in interest.

EMA Note

On April 3, 2017, the Company issued a convertible note in the original principal amount of $42,500 to EMA Financial, LLC (“EMA Note”) bearing 10% interest per annum on the outstanding principal amount.  On April 6, 2017 EMA funded the Company $42,500, less a $2,500 Original Issue Discount (OID) and $2,000 in legal fees associated with this tranche.  The EMA Note matures on April 3, 2018.

Upon receipt the funding of the EMA Note, the Company determined the aggregate fair value of $68,472 of embedded derivatives for this tranche. The fair value of the embedded derivatives was determined using the Bionomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 283.8%, (3) weighted average risk-free interest rate of 1.02%, (4) expected life of 1.0 years, and (5) estimated fair value of the Company’s common stock of $0.04 per share.

The determined fair value of the embedded derivative of $68,472 was charged as a debt discount up to the net proceeds of the note ($40,000) with the remainder ($25,972) charged to current period operations as non-cash loss on change in derivative liability.

The Company recorded a loss on change in derivative liability for this note of ($25,972) for the six months ended June 30, 2017.

As of June 30, 2017, the outstanding balance due on the EMA Note was $42,500.  During the three and six months ended June 30, 2017, this note incurred $10,247 and $10,247 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2017, the remaining unamortized debt discount was $32,253.  As of June 30, 2017 the EMA Note had accrued $990 in interest.

Blackbridge Note

On April 17, 2017, the Company issued a convertible note in the original principal amount of $75,000 to Blackbridge Capital Growth Fund, LLC (“Blackbridge Note”) bearing 12% interest per annum on the outstanding principal amount.  On April 20, 2017 Blackbridge funded the Company $75,000 with no deductions or associated fees.  The Blackbridge Note matures on October 17, 2017.

Upon receipt the funding of the Blackbridge Note, the Company determined the aggregate fair value of $137,061 of embedded derivatives for this tranche. The fair value of the embedded derivatives was determined using the Bionomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 242.4%, (3) weighted average risk-free interest rate of 0.94%, (4) expected life of 0.5 years, and (5) estimated fair value of the Company’s common stock of $0.04 per share.

The determined fair value of the embedded derivative of $137,061 was charged as a debt discount up to the net proceeds of the note ($75,000) with the remainder ($62,061) charged to current period operations as non-cash loss on change in derivative liability.

The Company recorded a loss on change in derivative liability for this note of ($62,061) for the six months ended June 30, 2017.

As of June 30, 2017, the outstanding balance due on the Blackbridge Note was $75,000.  During the three and six months ended June 30, 2017, this note incurred $30,328 and $30,328 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2017, the remaining unamortized debt discount was $44,672.  As of June 30, 2017 the Blackbridge Note had accrued $1,751 in interest.

NOTE 5 – DERIVATIVES

As of June 30, 2017 and December 31, 2016, the Company had the following convertible debt:

	June 30, 2017	December 31, 2016
Convertible debt	$219,500	$-
Debt discount	(158,800)
Convertible debt, net	$60,700	$-

In connection with the issuance of debt or equity instruments, the Company may sell options or warrants to purchase our common stock. In certain circumstances, the convertible debt, options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability. The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option.

The following table summarizes the derivative activity for the year ended December 31, 2016 and during the six month period ended June 30, 2017:

Description	Total

Fair Value of derivative liabilities at December 31, 2016	$-0-
Increase due to issuance of convertible debentures	392,125
Change in Fair Value	41,192
Fair Value of derivative liabilities at June 30, 2017	$433,317

NOTE 6 – CONTINGENCY/LEGAL

As of June 30, 2017, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

As of June 30, 2017 and December 31, 2016, the Company had outstanding notes payable to Taurus Financial Partners, LLC (“Taurus”) aggregating $60,879 and $50,473, respectively, for expenses paid on behalf of the Company which has been accounted for as a short-term note payable to a related party. During the six months ended June 30, 2017, the Company reduced with cash payments the aggregate amount owed to Taurus by ($50,000).  Also during the six months ended June 30, 2017 and 2016, the Company imputed $1,556 and $5 in interest, respectively.  The imputed interest has been recorded in the financial statements as additional paid-in capital.

NOTE 8 – RESTAURANT LEASE OBLIGATIONS

On June 19, 2017, through its wholly-owned division Mermaid Reef, B.V., the Company entered into a 5-year lease (plus 5-year extension option) for a restaurant space in Simpson Bay, St. Maarten. The Company is contractually obligated to pay the following annual base rent during the original term of this lease agreement:

Fiscal Year	Base Rent (USD)

2017	$73,980
2018	147,960
2019	147,960
2020	147,960
2021	147,960

NOTE 9 – SUBSEQUENT EVENTS

Change of Annual Interest Rate on EMA Note

On July 24, 2017, the Company was notified by EMA Financial, LLC that pursuant to Section 4(n) of the Securities Purchase Agreement, the annual interest rate for the convertible note would increase to 12% from the original 10% per annum rate.  The mechanism behind this rate increase was the underlying fact the Company issued a similar financial instrument to Blackbridge Capital Growth Fund, LLC at a preferred annual rate.

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

[The space intentionally left blank]

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

Tiger Reef® Ultra Premium Rums

Tiger Reef has worked closely with a distinguished and multi-award winning Cuban Maestro Ronero (master rum maker) to formulate three new and very special ultra premium rums specifically for the US market.  These rums will be produced and bottled in the Dominican Republic and are expected to be available to US consumers in late 2017.

Mermaid Reef Ocean Grill & Lounge™

The Mermaid Reef Ocean Grill & Lounge™ (“Mermaid Reef”) concept is an intimate restaurant of between 80 to 100 seats, with both indoor and outdoor seating, featuring a variety of proteins, both from the ocean and the land, seasonal crispy vegetables, and an array of rich, delectable sauces to please even the most discriminating palette.  Each restaurant will be built on-site at an existing major Caribbean resort chain and, even though it will be operated as a resort amenity, each restaurant will also be actively marketed to non-resort guests and local residents.

On June 19, 2017 Tiger Reef, through its wholly owned subsidiary Mermaid Reef, B.V., entered into a lease agreement to open the initial Mermaid Reef at Simpson Bay Resort & Marina, a Royal Resorts property, located in St. Maarten, Dutch West Indies.  Key elements of this new restaurant and location include:

•	The restaurant will encompass 2,466 sq. ft. on the Marina Plaza waterfront, including two newly constructed outdoor gazebos;
•	There will be inside and outside seating for approximately 80 diners;
•	An outside lounge will seat approximately 25 guests;
•	The award winning Simpson Bay Resort & Marina has 419 rooms and villas, making it the largest resort in the Eastern Caribbean;
•	The Resort is currently undergoing a multi-million dollar waterfront renovation project with additional improvements planned through 2018;
•

The restaurant location is just a short walk (5-minutes or less) from four other popular and large resorts, including Flamingo Beach Resort, La Vista Beach Resort, Atrium Resort and Spa, and Royal Palm Beach Resort; and

•	Target opening date December 2017 (in time for 2017 tourist season).

Prep Kitchen
Grill Area
Walk-In Cooler
Dish Washing

Left: Inside dining floorplan; Top Right: Outside Dining Gazebo; Bottom Right: Outside Lounge Gazebo

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

Executive Offices and Telephone Number

Our executive office, US mailing address and main telephone number is currently:

Executive OfficeUS Mailing Address (Mail Forwarding Service)

Wellsburg Street #7c/o The Mailbox #5241

Cole BayP. O. Box 523882

St. Maarten, Dutch West IndiesMiami, FL  33152

Telephone and Other Contact InformationCorporate Internet Websites

Tel:(949) 264-1475www.tigerreefinc.com

Fax:(949) 607-4052

E-Mail:info@tigerreefinc.com

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

(i)the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(ii)the completion of the fiscal year of the fifth anniversary of the company's IPO;

(iii)the company's issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv)the company becoming a "larger accelerated filer" as defined under the Securities Exchange Act of 1934.

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

(i)audited financial statements required for only two fiscal years;

(ii)selected financial data required for only the fiscal years that were audited; and

(iii)executive compensation only needs to be presented in the limited format now required for smaller reporting companies. (A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter)

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

Results of Operations

Three Months Ended June 30, 2017 and 2016

Revenues. We did not generate any revenue during the three months ended June 30, 2017 and 2016.

Operating Expenses. Our total operating expenses for three months ended June 30, 2017 were $174,335 compared to $55,189 for the three months ended June 30, 2016, which represents an increase of $119,146, or 215.9%. The increase in operating expenses is the result of continued cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations. We generated an operating loss of ($174,335) from operations during the three months ended June 30, 2017 compared to an operating loss of ($55,189) during the three months ended June 30, 2016, which represents an increase of $119,146, or 215.9%.  The increase in operating loss from operations is the result of continued cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses). During the three months ended June 30, 2017 and 2016 we recorded ($232,153) and ($646,949), respectively, in other expenses.  For the three months ended June 30, 2017 these other expenses were comprised of ($213,817) in in derivative losses related to newly issued convertible debt, and ($18,336) as interest expense.  For the three months ended June 30, 2016 these other expenses were comprised of ($644,115) for a one-time asset impairment charge and ($2,834) in imputed interest. The imputed interest expenses were recorded in our financial statements under additional paid-in capital.

Net Loss. We realized a net loss of ($406,488) during the three months ended June 30, 2017 compared to a net loss of ($702,138) during the three months ended June 30, 2016, which represents a decrease of ($295,650), or (42.1%). The decrease in the net loss is primarily the result of a one-time asset impairment charge.

Six Months Ended June 30, 2017 and 2016

Revenues. We did not generate any revenue during the six months ended June 30, 2017 and 2016.

Operating Expenses. Our total operating expenses for six months ended June 30, 2017 were $472,343 compared to $124,936 for the six months ended June 30, 2016, which represents an increase of $347,407, or 278.1%. The increase in operating expenses is the result of continued cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations. We generated an operating loss of ($472,343) from operations during the six months ended June 30, 2017 compared to an operating loss of ($124,936) during the six months ended June 30, 2016, which represents an increase of $347,407, or 278.1%.  The increase in operating loss from operations is the result of continued cost increases related to our complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses). During the six months ended June 30, 2017 and 2016 we recorded ($286,495) and ($649,534), respectively, in other expenses.  For the six months ended June 30, 2017 these other expenses were comprised of ($213,817) in in derivative losses related to newly issued convertible debt, and ($72,678) in interest expense.  For the six months ended June 30, 2016 these other expenses were comprised of ($644,115) for a one-time asset impairment charge and ($5,419) in imputed interest.  The imputed interest expenses were recorded in our financial statements under additional paid-in capital.

Net Loss. We realized a net loss of ($758,838) during the six months ended June 30, 2017 compared to a net loss of ($774,470) during the six months ended June 30, 2016, which represents a decrease of ($15,632), or (2.0%). The decrease in the net loss is primarily the result of a one-time asset impairment charge.

Total Stockholders’ Deficit. Our stockholders’ deficit was ($779,432) as of June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2017, we had assets valued at $24,935, which was comprised of $275 in cash and $24,660 in security deposits.

As of June 30, 2017, we had total liabilities of ($804,367), which consisted of accounts payable of ($193,548), notes payable to a related party of ($60,879), net convertible debt of ($60,700), derivative liability of ($433,317), accrued payroll of ($50,500), and accrued interest of ($5,423).

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

Convertible Debt

As of June 30, 2017 and December 31, 2016, Tiger Reef had the following convertible debt:

	June 30, 2017	December 31, 2016
Convertible debt	$219,500	$-
Debt discount	(158,800)
Convertible debt, net	$60,700	$-

Eagle Equities and Adar Bays Notes

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

The determined fair value of the embedded derivative of $68,374 was charged as a debt discount up to the net proceeds of the note ($35,000) with the remainder ($33,374) charged to current period operations as non-cash loss on change in derivative liability.

Tiger Reef recorded a loss on change in derivative liability for this note of ($33,374) for the six months ended June 30, 2017.

As of June 30, 2017, the outstanding balance due on the Eagle Equities Note was $35,000.  During the three and six months ended June 30, 2017, this note incurred $8,726 and $8,726 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2017, the remaining unamortized debt discount was $26,274.  As of June 30, 2017 the Eagle Equities Note had accrued $925 in interest.

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

The determined fair value of the embedded derivative of $58,607 was charged as a debt discount up to the net proceeds of the note ($35,000) with the remainder ($28,607) charged to current period operations as non-cash loss on change in derivative liability.

Tiger Reef recorded a loss on change in derivative liability for this note of ($28,607) for the six months ended June 30, 2017.

As of June 30, 2017, the outstanding balance due on the Adar Bays Note was $30,000.  During the three and six months ended June 30, 2017, this note incurred $7,479 and $7,479 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2017, the remaining unamortized debt discount was $22,521.  As of June 30, 2017 the Adar Bays Note had accrued $793 in interest.

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

Crown Bridge Note

On April 3, 2017, Tiger Reef issued a convertible note in the original principal amount of $111,000 to Crown Bridge Partners, LLC (“Crown Bridge Note”) bearing 12% interest per annum on the outstanding principal amount.  On April 6, 2017 Crown Bridge funded Tiger Reef $37,000 in the first tranche pursuant to the Crown Bridge Note, less a $2,500 Original Issue Discount (OID) and $1,500 in legal fees associated with this tranche.  Each tranche pursuant to the Crown Bridge Note matures 365 days after each tranche financing.

Upon receipt of the initial funding tranche of the Crown Bridge Note, Tiger Reef determined the aggregate fair value of $59,611 of embedded derivatives for this tranche. The fair value of the embedded derivatives was determined using the Bionomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 283.8%, (3) weighted average risk-free interest rate of 1.02%, (4) expected life of 1.0 years, and (5) estimated fair value of Tiger Reef’s common stock of $0.04 per share.

The determined fair value of the embedded derivative of $59,611 was charged as a debt discount up to the net proceeds of the note ($34,500) with the remainder ($22,611) charged to current period operations as non-cash loss on change in derivative liability.

Tiger Reef recorded a loss on change in derivative liability for this note of ($22,611) for the six months ended June 30, 2017.

As of June 30, 2017, the outstanding balance due on the Crown Bridge Note was $37,000.  During the three and six months ended June 30, 2017, this note incurred $8,921 and $8,921 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2017, the remaining unamortized debt discount was $28,079.  As of June 30, 2017 the Crown Bridge Note had accrued $964 in interest.

EMA Note

On April 3, 2017, Tiger Reef issued a convertible note in the original principal amount of $42,500 to EMA Financial, LLC (“EMA Note”) bearing 10% interest per annum on the outstanding principal amount.  On April 6, 2017 EMA funded Tiger Reef $42,500, less a $2,500 Original Issue Discount (OID) and $2,000 in legal fees associated with this tranche.  The EMA Note matures on April 3, 2018.

Upon receipt the funding of the EMA Note, Tiger Reef determined the aggregate fair value of $68,472 of embedded derivatives for this tranche. The fair value of the embedded derivatives was determined using the Bionomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 283.8%, (3) weighted average risk-free interest rate of 1.02%, (4) expected life of 1.0 years, and (5) estimated fair value of Tiger Reef’s common stock of $0.04 per share.

The determined fair value of the embedded derivative of $68,472 was charged as a debt discount up to the net proceeds of the note ($40,000) with the remainder ($25,972) charged to current period operations as non-cash loss on change in derivative liability.

Tiger Reef recorded a loss on change in derivative liability for this note of ($25,972) for the six months ended June 30, 2017.

As of June 30, 2017, the outstanding balance due on the EMA Note was $42,500.  During the three and six months ended June 30, 2017, this note incurred $10,247 and $10,247 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2017, the remaining unamortized debt discount was $32,253.  As of June 30, 2017 the EMA Note had accrued $990 in interest.

Blackbridge Note

On April 17, 2017, Tiger Reef issued a convertible note in the original principal amount of $75,000 to Blackbridge Capital Growth Fund, LLC (“Blackbridge Note”) bearing 12% interest per annum on the outstanding principal amount.  On April 20, 2017 Blackbridge funded Tiger Reef $75,000 with no deductions or associated fees.  The Blackbridge Note matures on October 17, 2017.

Upon receipt the funding of the Blackbridge Note, Tiger Reef determined the aggregate fair value of $137,061 of embedded derivatives for this tranche. The fair value of the embedded derivatives was determined using the Bionomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 242.4%, (3) weighted average risk-free interest rate of 0.94%, (4) expected life of 0.5 years, and (5) estimated fair value of Tiger Reef’s common stock of $0.04 per share.

The determined fair value of the embedded derivative of $137,061 was charged as a debt discount up to the net proceeds of the note ($75,000) with the remainder ($62,061) charged to current period operations as non-cash loss on change in derivative liability.

Tiger Reef recorded a loss on change in derivative liability for this note of ($62,061) for the six months ended June 30, 2017.

As of June 30, 2017, the outstanding balance due on the Blackbridge Note was $75,000.  During the three and six months ended June 30, 2017, this note incurred $30,328 and $30,328 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2017, the remaining unamortized debt discount was $44,672.  As of June 30, 2017 the Blackbridge Note had accrued $1,751 in interest.

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

Off –Balance Sheet Operations

As of June 30, 2017, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Tiger Reef considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2017 and December 31, 2016, Tiger Reef had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of Tiger Reef’s financial instruments as of June 30, 2017 are as follows:

	Fair Value Measurement at June 30, 2017 Using:

Description	6/30/17	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$275	$275	$-	$-
Security deposits	24,660	24,660
Total assets	$24,935	$24,935	$-	$-

Liabilities
Accounts payable	$193,548	$193,548	$-	$-
Accrued payroll	50,500	50,550	-	-
Convertible debt, net	60,700	60,700	-	-
Derivative liability	433,317	433,317	-	-
Accrued interest	5,423	5,423	-	-
Notes payable, related party	60,879	60,879	-	-
Total liabilities	$804,367	$804,367	$-	$-

The estimated fair values of Tiger Reef’s financial instruments as of December 31, 2016 are as follows:

	Fair Value Measurement at December 31, 2016 Using:

Description	12/31/16	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Accounts payable	$190,976	$190,976	$-	$-
Notes payable, related party	50,473	50,473	-	-
Bank overdraft facility	203	203	-	-
Total liabilities	$241,652	$241,652	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Tiger Reef excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because Tiger Reef recorded a loss for the three and six months ended June 30, 2017 and 2016.

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

Based on management’s assessment, we have concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on June 27, 2013 and, as of June 30, 2017, have not been remedied.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 23rd day of August, 2017.

TIGER REEF, INC.

By:	/s/ J. Scott Sitra
President, Chief Executive Officer Secretary, Treasurer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Sole Director